Form 10QSB
period 2007-06-30
SKREEM ENTERTAINMENT CORP NEVADA
filed 2007-09-12
CIK 1399480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: June 30, 2007

Commission File number: 000-52677

SKREEM ENTERTAINMENT CORP.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of Incorporation or organization)

59-3608515
(IRS Employee Identification No.)

11637 Orpington Street
Orlando, Florida 32817
(407) 207-0400
(Address of principal executive offices)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	27,311,141	September 5, 2007

TABLE OF CONTENTS

SKREEM Entertainment Corporation
(A DEVELOPMENT STAGE COMPANY)

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED BALANCE SHEETS
June 30, 2007 and March 31, 2007

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$2,248	$339
Related party receivable	658	5,158
Due from affiliate	-	13,078

Total current assets	2,906	18,575

Property and equipment, net of $47,355 and $46,716
accumulated depreciation	2,303	2,943

Total assets	$5,209	$21,518

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$131,773	$142,987
Related party payable	9,254	9,254
Notes payable - shareholder	165,980	159,280
Interest payable to shareholder	1,412	-
Due to affiliate	15,860	-
Deferred revenue	19,822	22,841

Total current liabilities	344,101	334,362

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, par value $0.001, 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000
shares authorized, 27,311,141 shares issued
and outstanding	27,311	27,311
Paid-in capital	6,576,009	6,576,009

Deficit accumulated during the development stage	(6,942,212)	(6,916,164)

Total shareholders' deficit	(338,892)	(312,844)

Total liabilities and shareholders' deficit	$5,209	$21,518

The accompanying notes are an integral part
of these unaudited financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2007	2006	2007

Revenues	$6,896	$66,695	$358,662

Operating expenses	-	(323,105)	(4,413,666)
General and administrative
expenses	(31,532)	(149,352)	(2,217,701)
Impairment of loan receivable	-	-	(130,000)

Loss from operations	(24,636)	(405,762)	(6,402,705)

Interest expense	(1,412)	(27,776)	(539,507)

Net loss	$(26,048)	$(433,538)	$(6,942,212)

Basic and diluted loss per share	$(0.00)	$(6.88)
Weighted average shares
outstanding	27,311,141	63,000

The accompanying notes are an integral part
of these unaudited financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(26,048)	$(433,538)	$(6,942,212)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	640	980	51,341
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	208,405
Common stock issued for services	-	-	123,599
Expenses paid by shareholder and affiliate	-	-	636,796
Payables and services converted to SKRM common stock	-	250,000	770,674
Changes in operating assets and liabilities:
Decrease (increase) in related party receivable	4,500	-	(658)
Increase (decrease) in accounts payable
and accrued liabilities	(11,214)	19,487	191,027
Increase in interest payable to affiliates	1,412	19,776	274,091
Increase (decrease) in deferred revenue	(3,019)	4,065	19,822

Net cash used in operating activities	(33,729)	(139,230)	(4,537,115)

Cash flows from investing activities:
Purchase of property and equipment	-	(373)	(53,644)
Loan receivable	-	-	(130,000)

Net cash used by investing activities	-	(373)	(183,644)

Cash flows from financing activities:
Proceeds from parent company	28,938	24,695	688,883
Proceeds from notes payable-other	-	-	385,000
Proceeds from notes payable-shareholder	6,700	20,000	1,810,250
Proceeds from notes payable to affiliates	-	40,000	2,502,191
Principal payments on notes payable to affiliates	-	-	(140,000)
Principal payments on notes payable-other	-	-	(338,018)
Principal payments on notes payable-shareholder	-	-	(185,299)

Net cash provided by financing activities	35,638	84,695	4,723,007

Net decrease in cash and cash equivalents	1,909	(54,908)	2,248

Cash and cash equivalents, beginning of year	339	62,383	-

Cash and cash equivalents, end of year	$2,248	$7,475	$2,248

The accompanying notes are an integral part
of these unaudited financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SKREEM ENTERTAINMENT CORPORATION have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. Management believes that all adjustments have been made to the financial statements as are necessary to the fair statement of the results of the interim period. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-SB for the year ended March 31, 2007, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $26,048 and $433,538 for the three months ended June 30, 2007 and the three months ended June 30, 2006, respectively. The Company had an accumulated deficit of $6,942,212 at June 30, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

ITEM - 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS “MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

Skreem Entertainment Corporation (“SKREEM” or “The Company”) is a development stage company that was incorporated in Nevada on August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry and is located in the State of Florida.

Results of Operations for the three months ended June 30, 2007 as Compared to the three months ended June 30, 2006.

Revenues - The Company recorded revenue of $6,896 and $66,695 for the three months ended June 30, 2007 and June 30, 2006, respectively. The revenue for both periods consists of earnings from licensing agreements to distribute 3rd Wish’s music.

Operating Expenses - Operating expenses for the three months ended June 30, 2007 were $0, a decrease of $323,105 or 100% from $323,105 for the corresponding period ended June 30, 2006. The decrease is primarily due to the completion of music acts touring and performing overseas.

General and Administrative Expenses - General and administrative expenses decreased by $117,820 or 79% to $31,532 for the three months ended June 30, 2007 from $149,352 for the corresponding period ended June 30, 2006. This decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

Interest Expense - For the three months ended June 30, 2007, the Company recorded interest expense in the amount of $1,412, which relates to interest expense on the notes payable to a major shareholder. This compares with interest expense on notes payable of $27,776 for the three months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash of $2,248 and a deficit in working capital of $341,195. This compares with cash of $7,475 and a deficit in working capital of $2,010,597 as of June 30, 2006.

	For the Three Months Ended
	June 30, 2007	June 30, 2006

Cash used in operating activities	$(33,729)	$(139,230)
Cash used in investing activities	-	(373)
Cash provided by financing activities	35,638	84,695

Net changes to cash	$1,909	$(54,908)

Cash used in operations decreased by $105,501 to $33,729 for the three months ended June 30, 2007 from $139,230 for the corresponding period of the prior year. The decrease is attributable to a significant decrease in non-cash stock issuances between periods.

Cash used in investing activities for the three months ended June 30, 2007 was $0. The Company also purchased only $373 of equipment for the three months ended June 30, 2006.

Cash provided financing activities for the three months ended June 30, 2007 was $35,638, which is primarily from proceeds from its parent company and proceeds from a notes payable from a major shareholder. Cash provided by financing activities for the three months ended June 30, 2006 was $84,695 from the issuance of promissory notes and common stock.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $26,048 and $433,538 for the three months ended June 30, 2007 and the three months ended June 30, 2006, respectively. The Company had an accumulated deficit of $6,942,212 at June 30, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

RISK FACTORS

OUR BUSINESS IS SUBJECT TO MANY RISK FACTORS, INCLUDING THE FOLLOWING (REFERENCES TO "OUR," "US," "WE," AND WORDS OF SIMILAR MEANING) IN THESE RISK FACTORS REFER TO THE COMPANY.

WE HAVE NOT PAID ANY CASH DIVIDENDS IN THE PAST AND HAVE NO PLANS TO ISSUE CASH DIVIDENDS IN THE FUTURE, WHICH COULD CAUSE THE VALUE OF OUR COMMON STOCK TO HAVE A LOWER VALUE THAN OTHER SIMILAR COMPANIES WHICH DO PAY CASH DIVIDENDS.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

WE MAY NOT BE ABLE TO OBTAIN A TRADING MARKET FOR YOUR SHARES.

Trading in our Common Stock, if any, is intended to be conducted on the OTC Bulletin Board operated by the NASD, if and when, we obtain a listing. We will make an application to the NASD to list these shares on the Over the Counter Bulletin Board operated by the NASD. Because we may not be able to obtain or maintain a listing on the OTC Bulletin Board, your shares may be more difficult to sell. However, if we are unable to qualify for this listing, or if we will become unable to maintain our listing on the OTC Bulletin Board, we believe that our stock will trade on over-the-counter market in the so-called “pink sheets”. Consequently, selling your Common Stock would be more difficult because only smaller quantities of stock could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of ISDERA, NORTH AMERICA, INC. may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our stock.

IT IS MORE DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES BECAUSE WE ARE NOT, AND MAY NEVER BE, ELIGIBLE FOR NASDAQ OR ANY NATIONAL STOCK EXCHANGE.

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock

JEFFREY MARTIN OWNS DIRECTLY AND INDIRECTLY THROUGH RELATED PARTIES APPROXIMATELY 77.7% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

Jeffrey Martin holds 22,650,156 shares of our common stock, representing approximately 77.7% of the outstanding shares of our common stock Accordingly, Mr. Martin will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Martin will likely continue to be our largest shareholder. The interests of Mr. Martin may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

WE OWE A MAJOR SHAREHOLDER, JEFFREY MARTIN, A SUBSTANTIAL AMOUNT OF MONEY WHICH WE DO NOT HAVE.

We currently owe Jeffrey Martin, a major shareholder, $165,980 in notes payable which are payable on demand and bear an interest rate of 8% and $1,412 in accrued interest payable. We currently do not have the money to pay off these notes and interest and potential investors should take into account.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended

3.2 (1)	Bylaws

31.1 (2)
Certification of Chief Executive Officer of Skreem Entertainment Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)
Certification of Chief Financial Officer of Skreem Entertainment Corporation Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Certification of Chief Executive Officer of Skreem Entertainment Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2 (2)	Certification of Chief Financial Officer of Skreem Entertainment Corporation Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

(1)	Previously filed with the form 8-K filed on April 7, 2004 and is incorporated herein by reference.

(2)	Field herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SKREEM ENTERTAINMENT CORPORATION

Date: September 10, 2007	By:	/s/ Charles Camorata
Charles Camorata
Principal Executive Officer

Date: September 10, 2007	By:	/s/ Karen Pollino
Karen Pollino
Chief Financial Officer