Form 10QSB
period 2007-09-30
SKREEM ENTERTAINMENT CORP NEVADA
filed 2007-11-19
CIK 1399480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	34,006,823	November 14, 2007

TABLE OF CONTENTS

SKREEM Entertainment Corporation
(A DEVELOPMENT STAGE COMPANY)

	Part I - Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Balance Sheets as of September 30, 2007 and March 31, 2007	3

	Unaudited Statements of Operations for the three and six months ended Septemer 30, 2007, and 2006 and for the period from inception, August 19, 1999, through September 30, 2007	4

	Unaudited Statements of Cash Flows for the six months ended September 30, 2007, and 2006 and the period from inception, August 19, 1999, through September 30, 2007	5

	Notes to the Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3 -	Controls and Procedures	9

	Part II - Other Information

Item 1	Legal Proceedings	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3	Defaults Upon Senior Securities	9

Item 4	Submission of matters to a Vote of Security Holders	9

Item 5	Other Information	9

Item 6	Exhibits	9

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED BALANCE SHEETS
September 30, 2007 and March 31, 2007

	September 30, 2007	March 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$-	$339
Related party receivable	658	5,158
Due from affiliate	-	13,078
Total current assets	658	18,575

Property and equipment, net of $47,994 and $46,716 accumulated depreciation	1,664	2,943

Total assets	$2,322	$21,518

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$154,239	$142,987
Related party payable	9,254	9,254
Notes payable - shareholder	-	159,280
Notes payable - related party	11,500	-
Interest payable to shareholder	437	-
Due to affiliate	9,744	-
Deferred revenue	18,886	22,841

Total current liabilities	204,060	334,362

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized, 34,006,823 shares issued and outstanding	34,007	27,311
Paid-in capital	6,736,705	6,576,009
Deficit accumulated during the development stage	(6,972,450)	(6,916,164)

Total shareholders' deficit	(201,738)	(312,844)

Total liabilities and shareholders' deficit	$2,322	$21,518

The accompanying notes are an integral part
of these unaudited financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2007 and 2006 and
for the Period from Inception, August 19, 1999 to September 30, 2007

	Three Months Ended September 30,		Six Months Ended September 30,		Inception to September 30,
	2007	2006	2007	2006	2007

Revenue	$5,533	$90,853	$12,429	$157,547	$364,195
Expenses

Operating expenses	-	(598,047)	-	(921,152)	(4,413,666)
General and administrative expenses	(33,335)	(108,624)	(64,866)	(257,975)	(2,251,035)
Impairment of loan receivable	-	-	-	-	(130,000)
Total expenses	(33,335)	(706,671)	(64,866)	(1,179,127)	(6,794,701)
Loss from operations	(27,802)	(615,818)	(52,437)	(1,021,580)	(6,430,506)
Interest expense	(2,437)	(20,985)	(3,849)	(48,760)	(541,944)

Net loss	$(30,239)	$(636,803)	$(56,286)	$(1,070,340)	$(6,972,450)

Basic and diluted loss per share	$(0.00)	$(10.11)	$(0.00)	$(16.99)
Weighted average shares outstanding	29,130,620	63,000	28,225,852	63,000

The accompanying notes are an integral part
of these unaudited financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
For the Six months Ended September 30, 2007 and 2006 and for the Period from Inception, August 19, 1999 to September 30, 2007

	Six Months Ended		Inception to
	September 30,	September 30,	September 30
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(56,286)	$(1,070,340)	$(6,972,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,279	2,094	51,980
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	1,412	33,439	209,817
Common stock issued for services	-	-	123,599
Expenses paid by shareholder and affiliate	-	515,000	636,796
Payables and services converted to SKRM common stock	-	250,000	770,674
Changes in operating assets and liabilities:
Decrease (increase) in related party receivable	4,500	-	(658)
Decrease (increase) in interest receivable	-	(1,093)	-
Increase (decrease) in accounts payable and accrued liabilities	11,252	41,629	213,493
Increase in interest payable to affiliates	2,437	-	275,116
Increase (decrease) in deferred revenue	(3,955)	2,712	18,886

Net cash used in operating activities	(39,361)	(226,559)	(4,542,747)

Cash flows from investing activities:
Purchase of property and equipment	-	(2,030)	(53,644)
Loan receivable	-	(100,000)	(130,000)
Net cash used by investing activities	-	(102,030)	(183,644)

Cash flows from financing activities:
Proceeds from parent company	22,822	19,695	682,767
Proceeds from notes payable-other	-	-	385,000
Proceeds from notes payable-shareholder	6,700	191,700	1,810,250
Proceeds from notes payable to affiliates	11,500	63,000	2,513,691
Payments on notes payable to affiliates	-	-	(140,000)
Payments on notes payable-other	-	-	(338,018)
Payments on notes payable-shareholder	(2,000)	(2,181)	(187,299)
Net cash provided by financing activities	39,022	272,214	4,726,391
Net decrease in cash and cash equivalents	(339)	(56,375)	-

Cash and cash equivalents, beginning of year	339	62,383	-
Cash and cash equivalents, end of year	$-	$6,008	$-

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

Note 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $30,239 and $636,803 for the three months ended September 30, 2007 and 2006. Also, for the six months ended September 30, 2007 and 2006, the Company sustained losses of $56,286 and $1,070,340 respectively. The Company had an accumulated deficit of $6,972,450 at September 30, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

Note 3 - CONVERSION OF NOTES PAYABLE AND INTEREST PAYABLE TO COMMON STOCK

The Board of Directors authorized on August 28, 2007 the conversion of $167,392 in interest and notes payable due to a major shareholder to 6,695,682 shares of common stock. The shares were issued by the transfer agent on September 5, 2007. The transaction was recorded on September 5, 2007 where by $6,696 was credited to common stock and $160,696 was credited to additional paid in capital. The common stock was valued at $.025 per share.

Note 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid and income taxes paid:

During the six months ended September 30, 2007 and 2006, approximately $2,000 and $15,000 was paid in interest, respectively. The Company has made no payments for income taxes during either of these periods.

Non-cash transaction:

On September 5, 2007, the Company converted a total of $167,392 in notes payable and interest payable due to a major shareholder to 6,695,682 shares of common stock.

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

Results of Operations for the three and six months ended September 30, 2007 as Compared to the three and six months ended September 30, 2006.

Revenues -

The Company recorded revenue of $5,533 and $90,853 for the three months ended September 30, 2007 and 2006, respectively. The revenue for both periods consists of earnings from licensing agreements to distribute 3rd Wish’s music and the prior period ending September 30, 2006 also includes $89,100 in related party record sales.

The Company recorded revenue of $12,429 and $157,547 for the six months ended September 30, 2007 and 2006, respectively. The revenue for the current period consists of earnings from licensing agreements to distribute 3rd Wish’s music. The revenue for the six months ending September 30, 2006 consists of earnings of $31,447 from licensing agreements to distribute 3rd Wish’s music and sales of recordings to a related party record sales of $126,100.

Operating Expenses -

Operating expenses for the three months ended September 30, 2007 were $0, a decrease of $598,047 or 100% from $598,047 for the corresponding period ended September 30, 2006. The decrease is primarily due to the completion of music acts touring and performing overseas.

Operating expenses for the six months ended September 30, 2007 were $0, a 100% decrease over the prior period. The operating expenses for the six months ended September 30, 2006 were $921,152. Operating expenses in 2006 were comprised mainly of advertising expenses and touring, traveling and promotional expense to support our music artists. The decrease in 2007 is primarily due to the completion of music acts touring and performing overseas.

General and Administrative Expenses -

General and administrative expenses decreased by $75,289 or 69% to $33,335 for the three months ended September 30, 2007 from $108,624 for the corresponding period in the prior year. This decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

General and administrative expense decreased by $193,109 or 75% to $64,866 for the six months ended September 30, 2007 from $257,975 for the corresponding period in the prior year. Again, this decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

Interest Expense -

For the three months ended September 30, 2007, the Company recorded interest expense in the amount of $2,437, which relates to interest expense on the notes payable to a major shareholder. This compares with interest expense on notes payable of $20,985 for the three months ended September 30, 2006.

For the six months ended September 30, 2007, the Company recorded interest expense in the amount of $3,849, which relates to interest expense on the notes payable to a major shareholder. This compares with interest expense on notes payable of $48,760 for the six months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, the Company had no cash and a deficit in working capital of $203,402. This compares with cash of $6,008 and a deficit in working capital of $398,922 as of September 30, 2006.

	Six Months Ended
	September 30,	September 30,
	2007	2006
Cash used in operating activities	$(39,361)	$(226,559)
Cash used in investing activities	-	(102,030)
Cash provided by financing activities	39,022	272,214
Net changes to cash	$(339)	$(56,375)

Cash used in operations decreased by $187,198 to $39,361 for the six months ended September 30, 2007 from $226,559 for the corresponding prior period. The decrease is attributable to a significant decrease in non-cash stock issuances.

Cash used in investing activities for the six months ended September 30, 2007 was $0. The Company purchased $2,030 of equipment and loaned $100,000 to Weaver Interactive, Inc. during the six months ended September 30, 2006.

Cash provided from financing activities for the six months ended September 30, 2007 was $39,022, which is comprised of proceeds from its parent company of $22,822, proceeds from several notes payables for $18,200 and the use of $2,000 towards interest payments. Cash provided by financing activities for the six months ended September 30, 2006 was $272,217 from the issuance of promissory notes and common stock.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $30,239 and $636,803 for the three months ended September 30, 2007 and 2006. Also, for the six months ended September 30, 2007 and 2006, the Company sustained losses of $56,286 and $1,070,340 respectively. The Company had an accumulated deficit of $6,972,450 at September 30, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock

JEFFREY MARTIN OWNS DIRECTLY AND INDIRECTLY THROUGH RELATED PARTIES APPROXIMATELY 86.3% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

Jeffrey Martin holds 29,345,838 shares of our common stock, representing approximately 86.3% of the outstanding shares of our common stock Accordingly, Mr. Martin will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Martin will likely continue to be our largest shareholder. The interests of Mr. Martin may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

ITEM 1. LEGAL PROCEEDINGS

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SKREEM ENTERTAINMENT CORPORATION

Date: November 19, 2007	By:	/s/ Charles Camorata
Charles Camorata
Principal Executive Officer

Date: November 19, 2007	By:	/s/ Karen Pollino
Karen Pollino
Chief Financial Officer