Form 10QSB/A
period 2007-09-30
SKREEM ENTERTAINMENT CORP NEVADA
filed 2007-12-03
CIK 1399480

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐ No ☒

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	34,006,823	November 14, 2007

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☐

TABLE OF CONTENTS

SKREEM Entertainment Corporation
(A DEVELOPMENT STAGE COMPANY)

Part I – Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Balance Sheets as of September 30, 2007 and March 31, 2007	3

	Unaudited Statements of Operations for the three and six months
	ended Septemer 30, 2007, and 2006 and for the period from inception,
	August 19, 1999, through September 30, 2007	4

	Unaudited Statements of Cash Flows for the six months
	ended September 30, 2007, and 2006 and the period from inception,
	August 19, 1999, through September 30, 2007	5

	Notes to the Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3 – Controls and Procedures		9

Part II – Other Information

Item 1	Legal Proceedings	9

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3	Defaults Upon Senior Securities	9

Item 4	Submission of matters to a Vote of Security Holders	9

Item 5	Other Information	9

Item 6	Exhibits	9

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED BALANCE SHEETS
September 30, 2007 and March 31, 2007

	September 30, 2007	March 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$-	$339
Related party receivable	658	5,158
Due from affiliate	-	13,078
Total current assets	658	18,575

Property and equipment, net of $47,994 and $46,716 accumulated depreciation	1,664	2,943

Total assets	$2,322	$21,518

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$154,239	$142,987
Related party payable	9,254	9,254
Notes payable – shareholder	-	159,280
Notes payable – related party	11,500	-
Interest payable to shareholder	437	-
Due to affiliate	9,744	-
Deferred revenue	18,886	22,841

Total current liabilities	204,060	334,362

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 50,000,000 shares authorized, 34,006,823 shares issued and outstanding	34,007	27,311
Paid-in capital	6,736,705	6,576,009
Deficit accumulated during the development stage	(6,972,450)	(6,916,164)

Total shareholders' deficit	(201,738)	(312,844)

Total liabilities and shareholders' deficit	$2,322	$21,518

The accompanying notes are an integral part
of these unaudited financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended September 30, 2007 and 2006 and
for the Period from Inception, August 19, 1999 to September 30, 2007

	Three Months Ended		Six Months Ended		Inception to
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Revenue	$5,533	$90,853	$12,429	$157,547	$364,195
Expenses

Operating expenses	-	(598,047)	-	(921,152)	(4,413,666)
General and administrative expenses	(33,335)	(108,624)	(64,866)	(257,975)	(2,251,035)
Impairment of loan receivable	-	-	-	-	(130,000)
Total expenses	(33,335)	(706,671)	(64,866)	(1,179,127)	(6,794,701)
Loss from operations	(27,802)	(615,818)	(52,437)	(1,021,580)	(6,430,506)
Interest expense	(2,437)	(20,985)	(3,849)	(48,760)	(541,944)

Net loss	$(30,239)	$(636,803)	$(56,286)	$(1,070,340)	$(6,972,450)

Basic and diluted loss per share	$(0.00)	$(10.11)	$(0.00)	$(16.99)

Weighted average shares outstanding	29,130,620	63,000	28,225,852	63,000

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

Note 1 – BASIS OF PRESENTATION

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

Note 2 – GOING CONCERN

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

Note 3 – CONVERSION OF NOTES PAYABLE AND INTEREST PAYABLE TO COMMON STOCK

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

Note 4 – SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid and income taxes paid:

During the six months ended September 30, 2007 and 2006, approximately $2,000 and $15,000 was paid in interest, respectively. The Company has made no payments for income taxes during either of these periods.

Non–cash transaction:

On September 5, 2007, the Company converted a total of $167,392 in notes payable and interest payable due to a major shareholder to 6,695,682 shares of common stock.

ITEM – 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Revenues –

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

Operating Expenses –

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

General and Administrative Expenses –

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

Interest Expense –

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

PART II – OTHER INFORMATION

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