Form 10QSB/A
period 2007-09-30
SKREEM ENTERTAINMENT CORP NEVADA
filed 2008-01-02
CIK 1399480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                   FORM 10-QSB
                           --------------------------

              Quarterly Report Pursuant to Section 13 or 15 (D) of
                  the Securities Act of 1934 for the quarterly
                        period ended: September 30, 2007

                        Commission File number: 000-52677
                           ---------------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

                  APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class                  Shares outstanding                  Date
Common, $.001 par value           34,006,823                 November 14, 2007

-----------------------------------
Transitional Small Business Disclosure Format (Check one):    Yes [ ] No [ ]

                                TABLE OF CONTENTS

                        SKREEM Entertainment Corporation
                          (A DEVELOPMENT STAGE COMPANY)




                         Part I - Financial Information



Item 1.  Unaudited Consolidated Financial Statements

         Unaudited Balance Sheets as of September 30, 2007 and March 31, 2007         3

         Unaudited Statements of Operations for the three and six months ended Septemer 30, 2007, and 2006 and for the period from inception,
         August 19, 1999, through September 30, 2007                                  4

         Unaudited Statements of Cash Flows for the six months ended September
         30, 2007, and 2006 and the period from inception,
         August 19, 1999, through September 30, 2007                                  5

         Notes to the Unaudited Financial Statements                                  6

Item 2.  Management's Discussion and Analysis or Plan of Operation                    7

Item 3 - Controls and Procedures                                                      9

                           Part II - Other Information

Item 1   Legal Proceedings                                                            9

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds                  9

Item 3   Defaults Upon Senior Securities                                              9

Item 4   Submission of matters to a Vote of Security Holders                          9

Item 5   Other Information                                                            9

Item 6   Exhibits                                                                     9

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            UNAUDITED BALANCE SHEETS
                      September 30, 2007 and March 31, 2007



      ASSETS
                                                         September 30, 2007      March 31, 2007
Current assets:
    Cash and cash equivalents                                 $           -        $        339
    Related party receivable                                            658               5,158
    Due from affiliate                                                    -              13,078
                                                               ------------         -----------
        Total current assets                                            658              18,575

Property and equipment, net of $47,994 and $46,716
    accumulated depreciation                                          1,664               2,943
                                                               ------------         -----------

            Total assets                                      $       2,322        $     21,518
                                                               ============         ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities                  $     154,239        $    142,987
    Related party payable                                             9,254               9,254
    Notes payable - shareholder                                           -             159,280
    Notes payable - related party                                    11,500                   -
    Interest payable to shareholder                                     437                   -
    Due to affiliate                                                  9,744                   -
    Deferred revenue                                                 18,886              22,841
                                                               ------------        ------------

        Total current liabilities                                   204,060             334,362
                                                               ------------        ------------

Commitments and contingencies                                             -                   -

Shareholders' deficit
  Preferred stock, par value $0.001, 5,000,000
      shares authorized, no shares issued and outstanding                 -                   -
  Common stock, par value $0.001, 50,000,000
      shares authorized, 34,006,823 shares issued
      and outstanding                                                34,007              27,311
  Paid-in capital                                                 6,736,705           6,576,009
  Deficit accumulated during the development stage               (6,972,450)         (6,916,164)
                                                               ------------        ------------

        Total shareholders' deficit                                (201,738)           (312,844)
                                                               ------------        ------------

            Total liabilities and shareholders' deficit       $       2,322         $    21,518
                                                               ============        ============

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


                              Three Months Ended             Six Months Ended         Inception to
                                 September 30,                 September 30,          September 30,
                           --------------------------   ---------------------------   ------------
                                2007          2006         2007            2006           2007
                           ------------   -----------   ------------    -----------   ------------
Revenue                    $    5,533    $    90,853    $   12,429    $    157,547    $    364,195
                           -----------    -----------   ----------      ----------    ------------
Expenses

Operating expenses                  -       (598,047)            -        (921,152)     (4,413,666)
General and administrative
  expenses                    (33,335)      (108,624)      (64,866)       (257,975)     (2,251,035)
Impairment of
  loan receivable                   -              -             -               -        (130,000)
                           -----------    -----------   ----------      ----------    ------------
  Total expenses              (33,335)      (706,671)      (64,866)     (1,179,127)     (6,794,701)
                           -----------    -----------   ----------      ----------    ------------
  Loss from operations        (27,802)      (615,818)      (52,437)     (1,021,580)     (6,430,506)
                           -----------    -----------   ----------      ----------    ------------
Interest expense               (2,437)       (20,985)       (3,849)        (48,760)       (541,944)
                           -----------    -----------   ----------      ----------    ------------

Net loss                   $  (30,239)    $ (636,803)   $  (56,286)   $ (1,070,340)   $ (6,972,450)
                           ===========    ===========   ==========      ==========    ============

Basic and diluted
  loss per share               $(0.00)       $(10.11)       $(0.00)        $(16.99)
                                =====         ======         =====          ======
Weighted average shares
  outstanding               29,130,620        63,000    28,225,852          63,000
                            ==========        ======    ==========          ======

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


                                                                     Six Months Ended             Inception to
                                                            -------------------------------       ------------
                                                            September 30,      September 30,      September 30
                                                                 2007              2006                2007
                                                            ------------       ------------       ------------
Cash flows from operating activities:
  Net loss                                                $      (56,286)    $  (1,070,340)     $  (6,972,450)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation expense                                           1,279             2,094             51,980
    Impairment of loan receivable                                      -                 -            130,000
    Accrued interest payable converted to equity                   1,412            33,439            209,817
    Common stock issued for services                                   -                 -            123,599
    Expenses paid by shareholder and affiliate                         -           515,000            636,796
    Payables and services converted to SKRM common stock               -           250,000            770,674
    Changes in operating assets and liabilities:
      Decrease (increase) in related party receivable              4,500                 -               (658)
      Decrease (increase) in interest receivable                       -            (1,093)                 -
      Increase (decrease) in accounts payable
            and accrued liabilities                               11,252            41,629            213,493
      Increase in interest payable to affiliates                   2,437                 -            275,116
      Increase (decrease) in deferred revenue                     (3,955)            2,712             18,886
                                                           -------------     -------------       -------------

        Net cash used in operating activities                    (39,361)         (226,559)        (4,542,747)
                                                           -------------     -------------       -------------

Cash flows from investing activities:
  Purchase of property and equipment                                   -            (2,030)           (53,644)
  Loan receivable                                                      -          (100,000)          (130,000)
                                                           -------------     -------------       -------------
        Net cash used by investing activities                          -          (102,030)          (183,644)
                                                           -------------     -------------       -------------

Cash flows from financing activities:
  Proceeds from parent company                                    22,822            19,695            682,767
  Proceeds from notes payable-other                                    -                 -            385,000
  Proceeds from notes payable-shareholder                          6,700           191,700          1,810,250
  Proceeds from notes payable to affiliates                       11,500            63,000          2,513,691
  Payments on notes payable to affiliates                              -                 -           (140,000)
  Payments on notes payable-other                                      -                 -           (338,018)
  Payments on notes payable-shareholder                           (2,000)           (2,181)          (187,299)
                                                           -------------     -------------       -------------
        Net cash provided by financing activities                 39,022           272,214          4,726,391
                                                           -------------     -------------       -------------
Net decrease in cash and cash equivalents                           (339)          (56,375)                 -

Cash and cash equivalents, beginning of year                         339            62,383                  -
                                                           -------------     -------------       -------------
Cash and cash equivalents, end of year                    $            -     $       6,008      $           -
                                                           =============     =============       =============


                   The accompanying notes are an integral part
                     of these unaudited financial statements

                        SKREEM ENTERTAINMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of SKREEM ENTERTAINMENT CORPORATION have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to the rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. Management believes that all adjustments have been made to the financial statements as are necessary to the fair statement of the results of the interim period. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-SB for the year ended March 31, 2007, and Management's Discussion and Analysis of Financial Condition and Results of Operations. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $30,239 and $636,803 for the three months ended September 30, 2007 and 2006. Also, for the six months ended September 30, 2007 and 2006, the Company sustained losses of $56,286 and $1,070,340 respectively. The Company had an accumulated deficit of $6,972,450 at September 30, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

ITEM - 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS, INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Plan of Operation

Skreem Entertainment Corporation ("SKREEM" or "The Company") is a development stage company that was incorporated in Nevada on August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry and is located in the State of Florida.

Results of Operations for the three and six months ended September 30, 2007 as Compared to the three and six months ended September 30, 2006.

Revenues -

The Company recorded revenue of $5,533 and $90,853 for the three months ended September 30, 2007 and 2006, respectively. The revenue for both periods consists of earnings from licensing agreements to distribute 3rd Wish's music and the prior period ending September 30, 2006 also includes $89,100 in related party record sales.

The Company recorded revenue of $12,429 and $157,547 for the six months ended September 30, 2007 and 2006, respectively. The revenue for the current period consists of earnings from licensing agreements to distribute 3rd Wish's music. The revenue for the six months ending September 30, 2006 consists of earnings of $31,447 from licensing agreements to distribute 3rd Wish's music and sales of recordings to a related party record sales of $126,100.

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

                                                   Six Months Ended
                                           -------------------------------
                                           September 30,      September 30,
                                                2007              2006
                                           ------------       ------------
Cash used in operating activities           $   (39,361)       $  (226,559)
Cash used in investing activities                     -           (102,030)
Cash provided by financing activities            39,022            272,214
                                            ------------       -----------
Net changes to cash                         $      (339)       $   (56,375)
                                            ============       ===========

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

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $30,239 and $636,803 for the three months ended September 30, 2007 and 2006. Also, for the six months ended September 30, 2007 and 2006, the Company sustained losses of $56,286 and $1,070,340 respectively. The Company had an accumulated deficit of $6,972,450 at September 30, 2007. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

WE MAY NOT BE ABLE TO OBTAIN A TRADING MARKET FOR YOUR SHARES.

Trading in our Common Stock, if any, is intended to be conducted on the OTC Bulletin Board operated by the NASD, if and when, we obtain a listing. We will make an application to the NASD to list these shares on the Over the Counter Bulletin Board operated by the NASD. Because we may not be able to obtain or maintain a listing on the OTC Bulletin Board, your shares may be more difficult to sell. However, if we are unable to qualify for this listing, or if we will become unable to maintain our listing on the OTC Bulletin Board, we believe that our stock will trade on over-the-counter market in the so-called "pink sheets". Consequently, selling your Common Stock would be more difficult because only smaller quantities of stock could be bought and sold, transactions could be delayed, and security analysts' and news media's coverage of ISDERA, NORTH AMERICA, INC. may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for our stock.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Number       Description
------       -----------
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

                                      SKREEM ENTERTAINMENT CORPORATION

Date: November 19, 2007               By: /s/ Charles Camorata
                                      ----------------------------
                                      Charles Camorata
                                      Principal Executive Officer

Date: November 19, 2007               By: /s/ Karen Pollino
                                      ----------------------------
                                      Karen Pollino
                                      Chief Financial Officer