Form 10QSB
period 2007-12-31
SKREEM ENTERTAINMENT CORP NEVADA
filed 2008-02-14
CIK 1399480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
for the quarterly period ended: December 31, 2007

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOVLED IN BANKRUTPCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Shares outstanding	Date
Common, $.001 par value	34,006,823	February 13, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☒  No ☐

SKREEM Entertainment Corporation
(A DEVELOPMENT STAGE COMPANY)

	Part I - Financial Information

Item 1.	Unaudited Consolidated Financial Statements

	Unaudited Balance Sheets as of December 31, 2007 and March 31, 2007	3

	Unaudited Statements of Operations for the three and nine months ended December 31, 2007, and 2006 and for the period from inception, August 19, 1999, through December 31, 2007	4

	Unaudited Statements of Cash Flows for the nine months ended December 31, 2007, and 2006 and the period from inception, August 19, 1999, through December 31, 2007	5

	Notes to the Unaudited Financial Statements	6

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	9

	Part II - Other Information

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED BALANCE SHEETS
December 31, 2007 and March 31, 2007

ASSETS
	December 31, 2007	March 31, 2007
Current assets:
Cash and cash equivalents	$–	$339
Related party receivable	658	5,158
Due from affiliate	–	13,078
Total current assets	658	18,575

Property and equipment, net of $48,297 and $46,716 accumulated depreciation	1,362	2,943
Total assets	$2,020	$21,518

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$151,937	$142,987
Related party payable	9,254	9,254
Notes payable - shareholder	–	159,280
Notes payable - related party	25,200	–
Interest payable to shareholder	79	–
Due to affiliate	9,744	–
Deferred revenue	17,951	22,841
Total current liabilities	214,165	334,362

Commitments and contingencies	–	–

Shareholders' deficit
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, par value $0.001, 50,000,000 shares authorized, 34,006,823 and 27,311,141 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	34,007	27,311
Paid-in capital	6,736,705	6,576,009
Deficit accumulated during the development stage	(6,982,857)	(6,916,164)
Total shareholders' deficit	(212,145)	(312,844)
Total liabilities and shareholders' deficit	$2,020	$21,518

The accompanying notes are an integral partof these unaudited financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended December 31, 2007 and 2006 and
for the Period from Inception, August 19, 1999 to December 31, 2007

	Three Months Ended		Nine Months Ended		Inception to
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007

Revenue	$2,624	$3,285	$15,052	$160,833	$366,819

Expenses

Operating expenses	–	(305,598)	–	(1,230,552)	(4,413,667)
General and administrative expenses	(12,789)	(812,581)	(77,655)	(1,067,849)	(2,263,824)
Impairment of loan receivable	–	(410,701)	–	(410,701)	(130,000)
Total expenses	(12,789)	(1,528,880)	(77,655)	(2,709,102)	(6,807,491)

Loss from operations	(10,165)	(1,525,595)	(62,603)	(2,548,269)	(6,440,672)

Interest income	–	9,608	–	10,701	–
Interest expense	(241)	(10,584)	(4,090)	(59,344)	(542,185)
Change in fair value of Derivatives	–	(1,885,242)	–	(1,885,243)	–
Net loss	$(10,406)	$(3,411,813)	$(66,693)	$(4,482,155)	$(6,982,857)

Basic and diluted loss per share	$(0.00)	$(0.10)	$(0.00)	$(0.15)

Weighted average shares outstanding	34,006,823	34,006,823(1)	30,159,849	30,159,849(1)

(1)	As a result of the spin-off, the number of shares stated for the periods ended 2006 are for comparative purposes only.

The accompanying notes are an integral part of these unaudited financial statements

SKREEM ENTERTAINMENT CORPORATION
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine months Ended December 31, 2007 and 2006 and for the Period from Inception, August 19, 1999 to December 31, 2007

	Nine Months Ended		Inception to
	December 31,	December 31,	December 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(66,693)	$(4,482,155)	$(6,982,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,581	3,660	52,282
Impairment of loan receivable	–	410,701	130,000
Accrued interest payable converted to equity	1,412	33,439	209,817
Common stock issued for services	–	1,252,250	123,599
Expenses paid by shareholder and affiliate	–	515,000	636,796
Payables and services converted to SKRM common stock	–	–	770,674
Amortization of deferred financing cost	–	2,360	–
Change in fair value of derivatives	–	1,885,243	–
Changes in operating assets and liabilities:
Decrease (increase) in related party receivable	4,500	(5,158)	(658)
Decrease (increase) in interest receivable	–	(10,701)	–
Increase (decrease) in accounts payable and accrued liabilities	8,950	1,583	211,191
Increase in interest payable to affiliates	79	–	272,758
Increase (decrease) in deferred revenue	(4,890)	530	17,951
Net cash used in operating activities	(55,061)	(393,248)	(4,558,447)

Cash flows from investing activities:
Purchase of property and equipment	–	(2,030)	(53,644)
Loan receivable	–	(400,000)	(130,000)
Net cash used by investing activities	–	(402,030)	(183,644)

Cash flows from financing activities:
Proceeds from common stock	–	24,695	–
Proceeds from parent company	22,822	–	682,767
Proceeds from notes payable-other	–	–	385,000
Proceeds from notes payable-shareholder	6,700	293,050	1,810,250
Proceeds from notes payable to affiliates	25,200	63,000	2,527,391
Proceeds from convertible notes payable	–	600,000	–
Payments on notes payable to affiliates	–	–	(140,000)
Payments on notes payable-other	–	–	(338,018)
Payments on notes payable-shareholder	–	(131,055)	(185,299)
Debt issuance cost	–	(90,000)	–
Net cash provided by financing activities	54,722	759,690	4,742,091

Net decrease in cash and cash equivalents	(339)	(35,588)	–

Cash and cash equivalents, beginning of year	339	62,383	–
Cash and cash equivalents, end of year	$–	$26,795	$–

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

Note 2 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $10,406 and $3,411,813 for the three months ended December 31, 2007 and 2006, respectively. For the nine months ended December 31, 2007 and 2006, the Company sustained losses of $66,693 and $4,482,155’ respectively. The Company had an accumulated deficit of $6,982,857 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

Note 3 - NOTES PAYABLE - RELATED PARTIES

Shareholder

During the quarter ended December 31, 2007, Jeffrey Martin, a major stockholder loaned Skreem Entertainment Corp. $1,400 under a promissory note, payable on demand. The note was repaid during the quarter ended December 31, 2007.

Affiliates

During the quarter ended September 30, 2007, Skreem Entertainment Corp. borrowed $11,500 from Martin Consultants, Inc. under a promissory note, payable on demand and bearing interest at a rate of 8% per year. Interest on this note began to accrue on October 1, 2007. Martin Consultants, Inc. is 100% owned by Jeffrey D. Martin.

During the quarter ended December 31, 2007, Skreem Entertainment Corp. borrowed $12,700 from Martin Consultants, Inc. under a promissory note payable on demand and bearing interest at a rate of 8% per year. Interest on this note began to accrue on January 1, 2008. Martin Consultants, Inc. is 100% owned by Jeffrey D. Martin.

During the quarter ended December 31, 2007, Skreem Entertainment Corp. also borrowed $1,000 from Skreem Records Corporation under a promissory note payable on demand and bearing interest at a rate of 8% per year. Interest on this note began to accrue on November 19, 2007. Jeffrey D. Martin is a major shareholder in Skreem Records Corporation.

Note 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest Paid and Income Taxes Paid

During the nine months ended December 31, 2007 and 2006, approximately $3,000 and $19,543 was paid in interest expense, respectively. The Company has made no payments for income taxes during either of these periods.

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

Results of Operations for the three and nine months ended December 31, 2007 as Compared to the three and nine months ended December 31, 2006.

Revenue

The Company recorded revenue of $2,624 and $3,285 for the three months ended December 31, 2007 and 2006, respectively. The revenue for both periods consists of earnings from licensing agreements to distribute 3rd Wish’s music and the prior period ending December 31, 2006 also includes $1,100 in related party record sales.

The Company recorded revenue of $15,052 and $160,833 for the nine months ended December 31, 2007 and 2006, respectively. The revenue for the current period consists of earnings from licensing agreements to distribute 3rd Wish’s music. The revenue for the nine months ending December 31, 2006 consists of earnings of $33,633 from licensing agreements to distribute 3rd Wish’s music and sales of recordings to a related party record sales company of $127,200.

Operating Expenses

The Company had no operating expenses for the three months ended December 31, 2007, a decrease of $305,598 or 100% from $305,598 for the corresponding period ended December 31, 2006. The decrease is primarily due to the completion of music acts touring and performing overseas.

The Company had no operating expenses for the nine months ended December 31, 2007, representing a 100% decrease from $1,230,552 in the same period of the prior year. Operating expenses in 2006 were comprised primarily of advertising expenses and touring, traveling and promotional expense to support our music artists. The decrease in 2007 is primarily due to the completion of music acts touring and performing overseas.

General and Administrative Expenses

General and administrative expenses decreased by $799,792 or 96% to $12,789 for the three months ended December 31, 2007 from $812,581 for the corresponding period in the prior year. This decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

General and administrative expense decreased by $990,194 or 93% to $77,655 for the nine months ended December 31, 2007 from $1,067,849 for the corresponding period in the prior year. Again, this decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

Impairment of Loan Receivable

For the three and nine months ended December 31, 2006, the Company recorded a loan impairment of $410,701. There was no similar occurrence in 2007 and the 2006 amount related to the write off of a loan receivable under a Stock Purchase Agreement with Weaver Interactive, Inc in 2006.

Interest Income and Expense

During the three months ended December 31, 2006, the Company recorded $9,608 for interest income on $400,000 loaned to Weaver Interactive, Inc. There was no interest income during the three months ended December 31, 2007.

During the nine months ended December 31, 2006, the Company recorded $10,701 of interest income. This is primarily relates to interest earned on $400,000 loaned to Weaver Interactive, Inc. During the nine months ended December 31, 2007, the Company recorded no interest income.

For the three months ended December 31, 2007, the Company recorded interest expense of $241, which represents interest on notes payable to a major shareholder, and compares with interest expense of $10,584 for the three months ended December 31, 2006. The decrease in interest expense is due to the conversion of stockholder loans in 2007.

For the nine months ended December 31, 2007, the Company recorded interest expense of $4,090, which represents interest on notes payable to a major shareholder. This compares with interest expense on notes payable of $59,344 for the nine months ended December 31, 2006. The decrease in interest expense is due to the conversion of stockholder loans in 2007.

Liquidity and Capital Resources

As of December 31, 2007, the Company had no cash and a deficit in working capital of $213,507. This compares with cash of $26,795 and a deficit in working capital of $2,789,559 as of December 31, 2006.

	Nine Months Ended
	December 31,	December 31,
	2007	2006

Cash used in operating activities	$(55,061)	$(393,248)
Cash used in investing activities	–	(402,030)
Cash provided by financing activities	54,722	759,690
Net changes to cash	$(339)	$(35,588)

Cash used in operations decreased by $338,187 to $55,061 for the nine months ended December 31, 2007 from $393,248 for the corresponding prior period. The decrease is attributable to a significant decrease in non-cash stock issuances.

Cash used in investing activities for the nine months ended December 31, 2007 was $0. The Company purchased $2,030 of equipment and loaned $400,000 to Weaver Interactive, Inc. during the nine months ended December 31, 2006.

Cash provided from financing activities for the nine months ended December 31, 2007 was $54,722, which is comprised of proceeds from its parent company of $22,822 and proceeds from several notes payables for $31,900. Cash provided by financing activities for the nine months ended December 31, 2006 was $759,690 from the issuance of promissory notes, convertible notes and common stock, offset by payments on notes payable and debt issuance costs.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $10,406 and $3,411,813 for the three months ended December 31, 2007 and 2006, respectively. For the nine months ended December 31, 2007 and 2006, the Company sustained losses of $66,693 and $4,482,155’ respectively. The Company had an accumulated deficit of $6,982,857 at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its operations. No assurance can be given that the Company will be successful in these efforts.

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

We are not presently, nor is it likely that for the foreseeable future we will be, eligible for inclusion in NASDAQ or for listing on any United States national stock exchange. To be eligible to be included in NASDAQ, a company is required to have not less than $4,000,000 in net tangible assets, a public float with a market value of not less than $5,000,000, and a minimum bid price of $4.00 per share. At the present time, we are unable to state when, if ever, we will meet the NASDAQ application standards. Unless we are able to increase our net worth and market valuation substantially, either through the accumulation of surplus out of earned income or successful capital raising financing activities, we will never be able to meet the eligibility requirements of NASDAQ. As a result, it will more difficult for holders of our common stock to resell their shares to third parties or otherwise, which could have a material adverse effect on the liquidity and market price of our common stock.

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

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

We have been assigned a trading symbol of “SKNY” and are listed on the Over the Counter Bulleted Board of the NASDAQ.

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

SKREEM ENTERTAINMENT CORPORATION

Date: February 13, 2008
By:  /s/ Charles Camorata

Charles Camorata
Principal Executive Officer

Date: February 13, 2008
By:  /s/ Karen Aalders

Karen Aalders
Chief Financial Officer