Form 10KSB
period 2008-03-31
SKREEM ENTERTAINMENT CORP NEVADA
filed 2008-07-15
CIK 1399480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File No. 000-52677

———————

Skreem Entertainment Corp.

(Name of small business issuer in its charter)

———————

Nevada	59-3608515
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11637 Orpington Street, Orlando, Florida 32817

(Address of Principal Executive Offices) (Zip Code)

(407) 207-0400

Registrant’s Telephone Number, Include Area Code

Securities Registered Pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class		Name of Each Exchange on Which Registered
None		None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports);and (2) has been subject to such filing requirements for the past ninety (90)days.  Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year were $20,911.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within the past 60 days:

As of June 30, 2008, the Registrant had 34,006,823 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g. part I, part II, etc.) Into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: None.

TABLE OF CONTENTS

		Page

	PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4
ITEM 2.	DESCRIPTION OF PROPERTY	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	6

	PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
	EQUITY SECURITIES	7
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN
	OF OPERATION	7
ITEM 7.	FINANCIAL STATEMENTS	10
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE	11
ITEM 8A.	CONTROLS AND PROCEDURES	11
ITEM 8B.	OTHER INFORMATION	12

	PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	13
ITEM 10.	EXECUTIVE COMPENSATION	14
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	15
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	15
ITEM 13.	EXHIBITS AND REPORTS OF FORM 8-K	16
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	16

	SIGNATURES	17

	CERTIFICATIONS

\FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause Skreem Entertainment Corporation’s actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This Form 10-KSB contains forward-looking statements, including statements regarding, among other things, (a) the Company’s projected sales and profitability, (b) its growth strategies, (c) anticipated trends in its industry, (d) its future financing plans and (e) its anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis” and “Description of Business,” as well as in this Form 10-KSB generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Form 10-KSB generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Form 10-KSB will in fact occur.

The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Overview

Skreem Entertainment Corporation (the “Company”) was incorporated in Nevada on August 19, 1999. It was a wholly owned subsidiary of Skreem Entertainment Corp (a Delaware corporation), now known as SKRM Interactive, Inc.

On November 9, 2006, The Board of Directors of SKRM Interactive, Inc. declared a dividend, payable in stock, at the rate of one share of the Company for each share of SKRM Interactive, Inc. owned on the record date. The board of directors of SKRM Interactive, Inc. declared November 30, 2006, as the record date and the dividend was effective on February 5, 2007.

Employees

The Company, as of May 30, 2008, employs a total of 2 persons, one of these full-time, at its corporate headquarters in Florida.

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

JEFFREY MARTIN OWNS DIRECTLY AND INDIRECTLY THROUGH RELATED PARTIES APPROXIMATELY 83% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

Jeffrey Martin holds 28,219,072 shares of our common stock, representing approximately 83% of the outstanding shares of our common stock Accordingly, Mr. Martin will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Martin will likely continue to be our largest shareholder. The interests of Mr. Martin may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $1,596,320 for the year ended March 31, 2008 and $1,810,512 for the year ended March 31, 2007. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to implement a business plan to generate adequate revenue. As a result of continuing losses, we may exhaust all of our resources prior to fully developing our business. Additionally, as we continue to incur losses, our accumulated deficit will continue to increase, which might make it harder for us to obtain financing in the future. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us, which could result in reducing or terminating our operations.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We will require additional funds to sustain our business activities. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. Even if we do receive additional financing, it may not be sufficient to sustain or expand our research and development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated July 14, 2008, our independent auditors stated that our financial statements for the years ended March 31, 2008 and 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised due to our incurring net losses of $8,512,484 for the period from August 19, 1999 (inception) through March 31, 2008. In addition, at March 31, 2008, we were in a negative working capital position of $236,437 and had a stockholders' deficit of $235,244. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, generating sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

ITEM 2

DESCRIPTION OF PROPERTIES

The Company’s administrative offices are located in a leased office facility located at 11637 Orpington Street, Orlando, Florida 32817. The facility contains approximately 2,000 square feet of office space. There is no lease on the facility nor is there a rental fee as the property is owned by the principal shareholder of the Company.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not aware of any litigation, pending or threatened, to which it is a party.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders through the solicitation of proxies, during the fourth quarter of the Company’s fiscal year ended March 31, 2008, other than those currently awaiting approval as set forth in the Pre 14C Information Statement, filed on May 30, 2008, seeking approval of 1)the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company's name will change to “Diversified Global Holdings, Inc.”.; 2) the reverse 10:1 stock split; and 3) Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company will increase the authorized capital of the Company to a total of 100,000,000 consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASER OF EQUITY SECURITIES

The Company’s common stock trades on the Over the Counter Bulletin Board under the symbol SKNT.OB. The Company’s stock began trading during it fourth quarter of the year ended March 31, 2008. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. As of March 31, 2008, the Company had approximately 211 shareholders of record.

The following chart sets out the high and low bid price per share for the Company’s common stock for each full quarterly period within the two most recent fiscal years.

	Year Ending March 31, 2008		Year Ending March 31, 2007
	High	Low	High	Low
First Quarter	No Quote	No Quote	No Quote	No Quote
Second Quarter	No Quote	No Quote	No Quote	No Quote
Third Quarter	No Quote	No Quote	No Quote	No Quote
Fourth Quarter	$0.25	$0.15	No Quote	No Quote

The Company’s transfer agent is OTC Stock Transfer, Inc. of Salt Lake City, Utah.

ITEM 6.

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

Plan of Operation

Skreem Entertainment Corporation (“the Company”) is a development stage company that was incorporated in Nevada on August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry and is located in the State of Florida.

Critical Accounting Policies

The discussions and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of its intangible assets. Actual results could differ from the estimates. We believe the following are the critical accounting policies used in the preparation of the financial statements.

Revenue

The Company will recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Revenue will be recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collection is reasonably assured.

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No. 50. Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

Results of Operations for the year ended March 31, 2008 as compared to the year ended March 31, 2007.

Revenue

The Company recognized revenue of $19,034 and $163,041 for the years ended March 31, 2008 and 2007, respectively. Revenue for the year ended March 31, 2008 and 2007 consists of earnings from licensing agreements to distribute 3rd Wish’s music of $19,034 and $35,841, respectively, and sales of recordings to a related party of $-0- and $127,200, respectively.

Operating expenses

Operating expenses for the year ended March 31, 2008 were $-0-, a decrease of $1,088,304 or 100% from $1,088,304 for the corresponding year ended March 31, 2007. This decrease is primarily due to the completion of music acts touring and performing overseas in 2007 and the suspension of touring and performing in 2008.

General and administrative expenses

General and administrative expenses decreased by $725,868 or 87% to $103,882 for the year ended March 31, 2008 from $829,750 for the corresponding period ended March 31, 2007. This decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

Other income and expense

For the year ended March 31, 2008, the Company recorded interest expense of $4,944, which represents interest on notes payable to a major shareholder. This compares with interest expense in the amount of $55,489, which relates to interest expense on the notes payable to a major shareholder of $20,619 and interest expense relating to notes payable to affiliates of $31,853 for the year ended March 31, 2007. The decrease in interest expense is due to the conversion of stockholder loans in 2008 and 2007. During the year ended March 31, 2008, the Company also recognized a $1,506,528 loss on conversion of $167,392 of shareholder debt to 6,695,682 shares of the Company’s common stock. The conversion was valued based on the estimated fair value of the common stock on the date of conversion.

Liquidity and capital resources

As of March 31, 2008, the Company had cash of $737 and a deficit in working capital of $236,437. This compares with cash of $339 and a deficit in working capital of $315,787 at March 31, 2007.

	2008	2007
Cash used in operating activities	$(52,802)	$(376,864)
Cash used in investing activities	—	(2,030)
Cash provided by financing activities	53,200	316,850
Net changes to cash	$398	$(62,044)

Cash used in operations decreased by $324,062 to $52,802 for the year ended March 31, 2008 from $376,864 for the year ended March 31, 2007. The decrease is a result of the discontinuation of all touring and performing in 2008.

Cash used in investing activities for the year ended March 31, 2008 was $0 as compared to $2,030 expended for equipment purchases during the year ended March 31, 2007.

Cash provided from financing activities for the year ended March 31, 2008 was $53,200, which consists of proceeds from several notes payables of $55,600 and is offset by payments on several notes payables of $2,400. Cash provided by financing activities for the year ended March 31, 2007 was $316,850 from the issuance of promissory notes, convertible notes and common stock, offset by payments on notes payable and debt issuance costs.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, non derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. It does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not have any instruments that would be impacted by this standard.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. . This SFAS is effective for us beginning April 1, 2009 and we will apply it prospectively to all business combinations subsequent to the effective date.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interest and requires the separate disclosure of income attributable to controlling and noncontrolling interests. This SFAS is effective for us beginning April 1, 2009. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This SFAS is effective for us on April 1, 2008. At this time, we do not anticipate electing to use the fair value measures permitted by this standard.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Skreem Entertainment Corporation:

We have audited the accompanying balance sheet of Skreem Entertainment Corporation (the "Company"), a development stage company, as of March 31, 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period then ended, and for the period from inception, August 19, 1999, through March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skreem Entertainment Corporation as of March 31, 2008, and the results of its operations and its cash flows for each of the two years in the period the ended, and for the period from inception, August 19, 1999, through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Skreem will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has suffered recurring losses from operations and had a net shareholders’ deficit, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas

July 15, 2008

SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

March 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$737
Accounts receivable, trade	4,734

Total current assets	5,471

Property and equipment, net	1,193

Total assets	$6,664

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$168,206
Related party payable	9,254
Notes payable – shareholder	4,000
Notes payable – affiliate	42,500
Interest payable to related party	933
Deferred revenue	17,015

Total current liabilities	241,908

Commitments and contingencies

Shareholders' deficit
Preferred shares - $0.001 par value; 5,000,000 shares authorized, no shares issued or outstanding	—
Common shares - $0.001 par value; 50,000,000 shares authorized; 34,006,823 shares issued and outstanding	34,007
Additional paid - in capital	8,243,233
Deficit accumulated during the development stage	(8,512,484)

Total shareholders' deficit	(235,244)

Total liabilities and shareholders' deficit	$6,664

The accompanying notes are an integral part of these financial statements.

SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2008 and 2007 and for the period from August 19, 1999
(inception) through March 31, 2008

	Years Ended		Inception to
	March 31, 2008	March 31, 2007	March 31, 2008
Revenue	$19,034	$163,041	$370,800
Expenses
Operating	—	1,088,304	4,413,666
General and administrative	103,882	(829,750	2,290,051
Impairment of loan	—	—	130,000

Total expenses	103,882	1,918,054	6,833,717

Loss from operations	(84,848)	(1,755,013)	(6,462,917)

Other expenses:
Loss on conversion of shareholder debt	1,506,528	—	1,506,528
Interest expense	4,944	55,489	543,039

Total other expenses, net	1,511,472	55,489	2,049,567

Net loss	$(1,596,320)	$(1,810,502)	$(8,512,484)

Basic and diluted loss per share	$(0.05)	$(0.45)

Weighted average shares outstanding	34,006,823	4,026,506

The accompanying notes are an integral part of these financial statements.

 SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

For the period from August 19, 1999 (inception) through March 31, 2008

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Shareholders
	Shares	Amount	Capital	Stage	Deficit
Balance at Inception, August 19,1999	—	$—	$—	$—	$—
Issuance of common stock	20,000	20	—	—	20
Net loss	—	—	—	(84,021)	(84,021)
Balance at December 31, 1999	20,000	20	—	(84,021)	(84,001)
Net loss	—	—	—	(230,879)	(230,879)
Balance at December 31, 2000	20,000	20	—	(314,900)	(314,880)
Net loss	—	—	—	(494,816)	(494,816)
Balance at December 31, 2001	20,000	20	—	(809,716)	(809,696)
Net loss	—	—	—	(384,590)	(384,590)
Balance at December 31, 2002	20,000	20	—	(1,194,306)	(1,194,286)
Reclassification of debt to equity	43,000	43	1,581,940	—	1,581,983
Net loss	—	—	—	(736,364)	(736,364)
Balance at December 31, 2003	63,000	63	1,581,940	(1,930,670)	(348,667)
Net loss	—	—	—	(205,994)	(205,994)
Balance at March 31, 2004	63,000	63	1,581,940	(2,136,664)	(554,661)
Net loss	—	—	—	(1,592,469)	(1,592,469)
Balance at March 31, 2005	63,000	63	1,581,940	(3,729,133)	(2,147,130)
Net loss	—	—	—	(1,376,529)	(1,376,529)
Balance at March 31, 2006	63,000	63	1,581,940	(5,105,662)	(3,523,659)
Shares issued for services	882,849	883	122,716	—	123,599
Expenses paid by related party	—	—	515,000	—	515,000
Stock issued as dividend	26,365,292	26,365	(26,365)	—	—
Conversion of SKRM Interactive payable to equity	—	—	4,382,718	—	4,382,718
Net loss	—	—	—	(1,810,502)	(1,810,502)
Balance at March 31, 2007	27,311,141	27,311	6,576,009	(6,916,164)	(312,844)
Stock issued for debt	6,695,682	6,696	1,667,224	—	1,673,920
Net loss	—	—	—	(1,596,320)	(1,596,320)
Balance at March 31, 2008	34,006,823	$34,007	$8,243,233	$(8,512,484)	$(235,244)

The accompanying notes are an integral part of these financial statements.

SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2008 and 2007, and for the period from August 19, 1999 (inception) through March 31, 2008

	Years Ended		Inception to
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(1,596,320)	$(1,810,502)	$(8,512,484)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,750	6,117	52,451
Impairment of note receivable	—	—	130,000
Accrued interest payable converted to equity	1,412	—	209,817
Stock issued for services	—	123,599	123,599
Loss on conversion of stockholder debt to common stock	1,506,528	—	1,506,528
Expenses paid by shareholder and affiliate	—	515,000	636,796
Payables converted to SKRM common stock	—	770,674	770,674
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	424	(5,158)	(4,734)
Decrease in affiliate and related party receivable	13,078	—	-
Increase in accounts payable and accrued liabilities	25,219	(30,424)	177,460
Increase in interest payable to shareholder and related party	933	55,489	336,690
Increase (decrease) in deferred revenue	(5,826)	(1,659)	17,015

Net cash used in operating activities	(52,802)	(376,864)	(4,556,188)

Cash Flows from Investing Activities
Purchase of property and equipment	—	(2,030)	(53,644)
Loan receivable	—	—	(130,000)

Net cash used by investing activities	—	(2,030)	(183,644)

Cash Flows from Financing Activities
Proceeds from parent company	—	81,617	659,945
Proceed from notes payable	—	—	285,000
Proceeds from notes payable - shareholder	12,100	280,550	1,815,650
Proceeds from notes payable - affiliate	43,500	63,000	2,545,691
Principal payments on notes payable – affiliates	(1,000)	—	(141,000)
Principal payments on notes payable – other	—	(3,018)	(338,018)
Principal payments on notes payable – shareholder	(1,400)	(105,299)	(186,699)

Net cash provided by financing activities	53,200	316,850	4,740,569

Net increase (decrease) in cash and cash equivalents	398	(62,044)	737
Cash and cash equivalents, beginning of year	339	62,383	—

Cash and cash equivalents, end of year	$737	$339	$737

The accompanying notes are an integral part of these financial statements.

SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Skreem Entertainment Corporation ( the “Company”) is a development stage company that was incorporated in Nevada on August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry and is located in the State of Florida.

THe Company was a wholly owned subsidiary of SKRM Interactive, Inc. (formerly Skreem Entertainment Corporation, a Delaware Company) until the Board of Directors of SKRM Interactive, Inc. approved the spin-off of the Company on November 30, 2006. The transaction was effective February 5, 2007, on which date each holder of SKRM Interactive, Inc. received one share of the Company. for each share of SKRM Interactive, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company occasionally maintains cash balances with financial institutions in excess of insured limits; however, the Company has not experienced any losses on such balances.

Accounts Receivable

The Company grants credit to its customers generally in the form of short-term trade accounts receivable. Accounts receivable are stated at the amount that management expects to collect from outstanding balances. The Company periodically reviews its accounts receivable for collectability, and has determined that no allowance for doubtful accounts is required at March 31, 2008.

Property and Equipment

Property and equipment are stated at cost. Provisions for depreciation are computed using the double-declining method based on the estimated useful lives of the assets, generally three to seven years. Expenditures that increase the value or extend the life of the asset are capitalized, while cost of maintenance and repairs are expensed as incurred. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with Statement of Financial Accounting Standards (SFAS) No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company examines the possibility of decrease in value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Revenue Recognition

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104 (“SAB 104”) when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable; delivery has occurred or services have been rendered; and collectability is reasonably assured.

Revenue from the distribution of recordings under license and distribution agreements is recognized as earned under the criteria established by Statement of Financial Accounting Standard No. 50. Revenue is generally recognized when the Company receives an "accounting" of recordings sold with payment from the licensee. In the event the Company has not received an "accounting" from the licensee and if the Company has information related to the licensed use of recordings that would result in the revenue being fixed and determinable, and collection is reasonably assured, then revenue is recognized in the periods in which the license revenue is earned. Minimum guarantees (advances) received from licensees are recorded as deferred revenue and are amortized over the performance period, which is generally the period covered by the agreement.

Advertising Costs

All costs related to general advertising are charged to expense as incurred. During the year ended March 31, 2008, the Company incurred no advertising expense. During the year ended March 31, 2007 the Company incurred $772,567 in advertising expenses.

Income Tax

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry forwards. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized.

Loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Share-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The Company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement No. 123.

The Company did not grant any stock options during the period ended March 31, 2008.

Impact of Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS No. 133. It does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use. This SFAS is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Currently, we do not have any instruments that would be impacted by this standard.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations.” This standard amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. . This SFAS is effective for us beginning April 1, 2009 and we will apply it prospectively to all business combinations subsequent to the effective date.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160, “Non controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” This standard establishes accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also establishes disclosure requirements that clearly identify and distinguish between the controlling and non controlling interest and requires the separate disclosure of income attributable to controlling and non controlling interests. This SFAS is effective for us beginning April 1, 2009. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. This SFAS is effective for us on April 1, 2008. At this time, we do not anticipate electing to use the fair value measures permitted by this standard.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $1,596,320 and $1,810,502 for the years ended March 31, 2008 and March 31, 2007, respectively. The Company had an accumulated deficit of $8,512,484 as of March 31, 2008. These factors raise substantial doubt about the ability of the Company Entertainment Corporation to continue as a going concern for a reasonable period of time. Skreem Entertainment Corporation is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. No assurance can be given that Skreem Entertainment Corporation will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Skreem Entertainment Corporation be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following at March 31, 2008:

Furniture	$18,161
Music and computer equipment	31,498
49,659
Less accumulated depreciation	(48,466)

Property and equipment, net	$1,193

Depreciation expense was $1,750 and $6,117 for the years ended March 31, 2008 and 2007, respectively.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

Note Payable to Shareholder

Jeffery D. Martin, a major shareholder of the Company, periodically provides loans the Company for working capital needs. Mr. Martin’s loan activity for the years ended March 31, 2008 and 2007 is as follows:

Balance at March 21, 2006	$530,345
Issued	280,550
Interest accrued	20,618
Conversion of debt to common stock	(566,934)
Payments	(105,299)

Balance at March 21, 2007	159,280
Issued	13,900
Interest accrued	5,649
Conversion of debt to common stock	(167,392)
Payments	(7,437)

Balance at March 31, 2008	$4,000

The notes issued by Mr. Martin during the year ended March 31, 2008 are payable on demand, bears interest at stated rates of 0% to 8% and are secured by the substantially all assets of the Company.

On August 28, 2007 the Company’s Board of Directors authorized conversion of $167,392 in interest and notes payable due to Mr. Martin to 6,695,682 shares of common stock. The shares were issued by the transfer agent on September 5, 2007. The common stock issued in the conversion was valued at $.25 per share, based on the quoted market price and the Company recognized a loss on the conversion of $1,506,528.

Affiliates

As of March 31, 2008, the balance of notes payable to Martin Consultants, Inc., a company owned by Jeffrey D. Martin, was $42,500. All such notes were originated in the year ended March 31, 2008, are due on demand, bear interest at the rate of 8% per year and are secured by assets of the Company. The Company recorded interest expense of $917 related to these notes for the year ended March 31, 2008.

The activity for the year ended March 31, 2008 for Martin Consultants, Inc. is as follows:

Amount
Balance at March 21, 2007	$—
Issuances by date
September 30, 2007	1,500
October 5, 2007	6,200
October 19, 2007	2,600
October 22, 2007	500
November 6, 2007	2,000
December 18, 2007	1,400
March 31, 2008	18,300

Balance at March 21, 2008	$42,500

NOTE 6 - STOCKHOLDERS’ EQUITY

During the Year ended March 31, 2007:

On March 5, 2007, the Company issued 882,849 shares of common stock to Sterling LLC for consulting services. Under the guidance of Emerging Issues Task Force Abstracts Issue No. 96-18 (“EITF 96-18”)”Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company has valued the shares at $.14 per share based on market trading activity on March 5, 2007. The fair value was recorded in equity of $123,599.

NOTE 6 - STOCKHOLDERS’ EQUITY (CONTINUED)

On September 30, 2006, Jeffrey Martin, the Company’s major shareholder, paid $515,000 directly to Sterling LLC. For consulting expenses related to research, market review and strategic analysis with an offset to paid-in capital in accordance with EITF 96-18 and SAB 107 Topic 5.T.

The Board of Directors of SKRM Interactive, Inc. (formerly The Company Entertainment Corporation, a Delaware Company) (“SKRM”) approved the spin-off of the Company on November 30, 2006. The transaction was effective on February 5, 2007 and each holder of SKRM’s common stock on February 5, 2007 received one (1) share of THE COMPANY stock (“dividend”) held on that date. The dividend shares totaled 26,365,292 on February 5, 2007. No value has been given to this transaction since the dividend shares were issued as part of the spin-off of the Company.

On February 5, 2007, the Company converted $4,382,718 of Payables to SKRM Interactive, Inc. to additional paid-in capital.

During the Year ended March 31, 2008:

On September 5, 2007, the Company converted $167,392 of notes payable to Jeffery D. Martin to 6,695,682 shares of common stock.

NOTE 7 - INCOME TAX

For the years ended March 31, 2008 and 2007, there were no provisions for income taxes and deferred tax assets have been entirely offset by valuation allowances. The difference between the amounts of income tax benefit that would result from applying domestic federal statutory income tax rates to the net loss and the net deferred tax assets is related to certain nondeductible expenses, state income taxes, and the change in the valuation allowance.

As of March 31, 2008, the Company has net operating loss carry forwards of $4,000,604. The carry forwards begin to expire in the year 2028. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in section 382 of the Internal Revenue Code. The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as a deferred tax asset and liability, significant components of the Company's deferred tax asset at March 31, 2008 are as follows:

Description	Amount
Net operating loss carryforwards	$1,360,205
Deferred revenue	(5,785)
Less: Valuation allowance	(1,354,420)
Net deferred tax asset	—

NOTE 8 -CONCENTRATIONS OF RISK AND MAJOR CUSTOMERS

The Company is economically dependent on an affiliate owned by the Company's major shareholder. The license revenues from the following sources make up the largest concentration of major customers for the Company:

	As of	Percent of	As of	Percent of
	March 31, 2008	Total Revenue	March 31, 2007	Total Revenue
Am-Pac (related party revenue)	$—	—%	$127,200	78.02%
Cheyenne Records	—	—%	—	—%
NRJ Music	8,611	45.25%	28,748	17.63%

NOTE 9 - ADVERTISING AND PROMOTIONAL SERVICE AGREEMENT

On May 24, 2006, the Company hired Hobson, Bowerstock, & Associates, LLC (HBA) under a one-year agreement to prepare and implement a promotional campaign in exchange for 1,000,000 shares of common stock. During the quarter ended June 30, 2006, the Company’s parent issued 250,000 shares and the Company recorded advertising expense of $250,000 in accordance with EITF 96-18. During the quarter ended December 31, 2006, a major shareholder of the Company paid directly to HBA $515,000 and recorded advertising expense with an offset to paid-in capital of $515,000 in accordance with EITF 96-18 and SAB 107 Topic 5.T. During the quarter ended December 31, 2006, the Company terminated the agreement and no additional shares were issued and no additional services were provided.

NOTE 10 -STRATEGIC RESEARCH AND ANALYSIS AGREEMENT

On July 1, 2006, the Company hired Sterling LLC (Sterling) under a 2-year agreement to do research, market review and strategic analysis and to provide review and planning services in exchange for 3,000 shares per month for year one and 5,000 shares per month for year two of the Company’s parent’s common stock, and additional incentives as described in the agreement. On November 1, 2006, the agreement was amended to require the Company’s parent to pay Sterling 30,000 shares per month, paid one year in advance, for a total of 360,000 shares as additional incentive as described in the addendum. In the quarter ended March 31, 2007, the contract was terminated. In accordance with EITF 96-18, the Company’s parent company issued 372,000 of its common stock and the Company recorded total expenses of $525,750 for the year ended March 31, 2007 with an offsetting entry to “Payable to SKRM Interactive”.

NOTE 11 - PRODUCTION AGREEMENT

On June 13, 2006, The Company entered into an agreement with 1171 Productions (1171) for the purpose of creating interest in and securing meeting opportunities of the "Star Maker" reality series. The Company agreed to pay a commission of 5% of the net profits of the "Star Maker" series worldwide. In addition, The Company agrees to use 1171 in the production of the series. The Company has not recorded any transactions related to this agreement.

NOTE 12 - DISTRIBUTION AGREEMENT

On July 7, 2006, The Company hired MD Lavert & Associates dba Nothing Else Works (NEW) which grants NEW exclusive rights to distribute designated albums for The Company in the U.S. and Canada. NEW retains a retail marketing and distributing fee of 25% per artist of the Company‘s wholesale price from sales of albums The Company has not recorded any transactions related to this agreement.

NOTE 13 - DISTRIBUTION AND SERVICE AGREEMENTS

During May 2004, the company entered into a five and one-half year Distribution and Service Agreement with Cheyenne Records GmbH (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings by 3rd Wish in Germany, Switzerland and Austria. Under the agreement, Cheyenne is to receive a distribution and service fee of 45% of all net receipts (gross receipts less Value Added Tax of approximately 16%). The agreement requires Cheyenne to perform certain services including booking commercial concerts and concert tours, securing personal appearances of "3rd Wish", securing advertising, endorsements and related activities of "3rd Wish", and music publishing/sub-publishing throughout the territory. In consideration for these services except music publishing/sub-publishing, Cheyenne is to receive 35% of all net receipts paid by third parties. The agreement provides for the Company/Cheyenne to split music publishing revenues on a 75%/25% basis. The Company recorded no license revenue during the years ended March 31, 2008 or 2007 respectively.

During April 2005, the Company entered into a sixty-six month Distribution and Service Agreement with Cheyenne Records GHbh (Cheyenne). The agreement grants Cheyenne certain exclusive rights to distribute and sell recordings of the artist "Pat Moe" in Germany, Switzerland and Austria. Cheyenne is to receive a distribution and service fee of 30% to 36% of all net receipts (gross receipts less Value Added Tax of approximately 16%). In addition, Cheyenne will perform certain services including booking commercial concerts and concert tours, securing personal appearances of "Pat Moe", securing advertising, endorsements, and related activities of "Pat Moe" and music publishing/sub publishing throughout the territory. In consideration for these services, except music publishing/sub publishing, Cheyenne is to receive 15-30% of all net receipts. The Company/Cheyenne shall split music publishing revenues on a 75%/25% basis. The Company has not recorded any revenue related to this agreement.

NOTE 14 - LICENSE AGREEMENTS

On October 11, 2004, the Company entered into a fifteen-year license agreement with Three8 Music Limited (Three8). The terms of the license agreement grant Three8 all rights to the single release by "3rd Wish" entitled "Obsession" in the United Kingdom and Eire, for which the Company earns royalties of 19% calculated on 100% sales of Three8's published dealer price less certain packaging deductions. Additionally, for any third party licensing or digital delivery, the Company is to receive 50% of Three's net United Kingdom sourced royalty receipts. In connection with the license agreement, the Company received a $15,000 advance that was initially recorded as deferred revenue and will be recognized as revenue as license fees are earned under the agreement. At March 31, 2008 and 2007, the accompanying financial statements reflect license fees of $1,000 in each year. At March 31, 2007 the Company has deferred revenue of $11,500 related to this agreement.

On November 12, 2004, the Company entered into a five year license agreement with NRJ Music (NRJ). The license agreement grants NRJ the exclusive right to the audio and/or audiovisual recordings of "3rd Wish" for the purpose of reproducing them on all media in France, Dom Tom, Andorra, Monaco, and Belgium. In consideration of the exclusive rights granted, JR shall pay the Company a royalty for sales (less returns) of 19-22% in France, Dom Tom, Andorra and Monaco and 13-15% in Belgium. In addition the Company may earn additional royalties related to phonograms, videograms, and other digital media as defined in the agreement. In connection with the license agreement, the Company received a $16,822 advance that was initially recorded as deferred revenue and will be recognized as revenue as license fees are earned under the agreement. For the years ended March 31, 2008 and 2007, the accompanying financial statements reflect license fees of $8,611 and $28,748, respectively relating to this agreement. At March 31, 2007, the Company has no remaining deferred revenue relating to this agreement.

On November 26, 2004, the Company entered into a five-year license agreement with Shock Records Pty Ltd (Shock). The license agreement grants Shock the exclusive right to the single release by "3rd Wish" entitled "Obsession" in Australia and New Zealand. Under the license agreement the Company is to receive royalties of 18-22% of net sales, which excludes any sales tax and includes any discounts. Shock retains the right to license the recording for third party, compilation and synchronization use in the territory and the Company shall receive 50% of any third party income. Shock retains exclusive right to copy, extract, digitally encode, sell, distribute, and otherwise exploit the recording in digital format via any interactive technology. In connection with the license agreement, the Company received a $5,150 advance that was initially recorded as deferred revenue and will be recognized as revenue as license fees are earned under the agreement. For the years ended March 31, 2008 and 2007, the accompanying financial statements reflect license fees of $1,030 in each year. At March 31, 2008 the company has deferred revenue of $1,631 related to this agreement.

On January 17, 2005, the Company entered into a three-year license agreement with Megaliner Records (Megaliner). The license agreement grants Megaliner exclusive rights to the single release by "3rd Wish" entitled "Obsession" including all available remixes. The territories covered by the license agreement with Megaliner includes Russia, Azerbaijan, Armenia, Georgia, Moldova, Kazakhstan, Kyrgyzstan, Tajikistan, Uzbekistan, Turkmenistan, Ukraine, Republic of Belarus, Lithuania, Latvia and Estonia. Under the terms of the agreement the Company is to receive royalties of 20% of the published dealer price with no deductions allowed. In addition the Company/Megaliner shall split any third party income and broadcasting income on a 60%/40% basis. In connection with the license agreement, the Company received advances of $750 and $500 and will record the advance as revenue as earned under the agreement. For the years ended March 31, 2008 and 2007, the accompanying financial statements reflect license fees of $167 and $335, respectively. At March 31, 2007 the Company has remaining deferred revenue of $146 relating to this agreement.

On September 6, 2005, the Company entered into a five and one-half year license agreement with Planet Records Italy (Planet). The license agreement grants Planet the exclusive rights for an Album (TBA Title) by "3rd Wish" in Italy. Under the license agreement the Company is to receive a royalty rate of 20% of net sales. The Company granted Planet a digital download distribution license agreement that will include all digital and wireless platforms on a non-exclusive basis in Italy only and will be split on a 60/40 basis. In connection with the license agreement the Company received an advance of $7,127 that was initially recorded as deferred revenue and will be recognized as revenues as license fees are earned under the agreement. For the years ended March 31, 2007 and 2006, , the accompanying financial statements reflect license fees of $1,296 in each year. At March 31, 2007 the Company has deferred revenue of $3,801 relating to this agreement.

NOTE 14 - LICENSE AGREEMENTS (CONTINUED)

During the quarter ended June 30, 2006, The Company hired Zero Degrees Entertainment (Zero) under a 5-year agreement which grants Zero certain exclusive rights to distribute and sell recordings of the artist "3rd Wish" in France (including Dom-Tom, Monaco and Andorre). The Company shall receive royalties of 17% to 20% calculated on 100% net sales. In addition, The Company may earn third party and other income as defined in the agreement. The Company has not recorded any transactions related to this agreement.

NOTE 15 - CONTENT LICENSE AGREEMENT

On September 10, 2004, the Company entered into a Content License Agreement with JAMBA!AG (JAMBA) for the distribution of mobile content including ring tones, wallpaper, and logos through the JAMBA service and JAMBA Network. The Content License Agreement is non-exclusive and covers the territories of Germany, Switzerland, and Austria. The term of the agreement commences on the date of the agreement and terminates upon a three month written notice by either party. In consideration of the authorizations granted to JAMBA in the agreement, JAMBA will pay the Company a license fee from all paid and successfully completed downloads of content by end users as set forth in the agreement, which shall be calculated from the net revenue (revenue less value added tax.) In accordance with SAB 104, the Company records revenue related to the Content License Agreement when the license revenue is fixed or determinable and collectibility is reasonably assured. The Company recorded revenue of $-0- and $401 related to this agreement in the year ended March 31, 2008 and 2007, respectively.

NOTE 16 - VIDEO RINGTONE AND PROMOTION VIDEO LICENSE AGREEMENT

On March 9, 2005, the Company entered into a Framework Master and Video Ringtone and Promotion Video License Agreement ( Framework Agreement) with Jamster International Sarl (Jamster) whereas Jamster desires to distribute Master Ringtones and Video Ringtones of certain of the Company's tracks to include excerpts of certain of the Company's promotion video clips into such television advertising campaigns. The video description, license period, territory, exclusivity and any other rights granted to Jamster shall be described in each case by signature of an individual written order form. The term of the Framework Agreement shall remain effective unless terminated by either of the parties. In consideration of the rights granted in the order form(s), Jamster shall pay the Company for each fully paid and completed download of the Ringtone in its monophonic, polyphonic Master and Video Ringtone version a lump sum of $0.40 for Master Ringtones/Video Ringtones and $0.15 for tones which trigger a new subscription between end user consumer and distributor as compensation for the use of the video. The Company has not recorded any revenue related to this agreement. In accordance with SAB 104, the Company will record revenue related to the Framework when the license revenue is fixed or determinable and collectibility is reasonably assured.

NOTE 17 - ADVERTISING AND PROMOTION AGREEMENT

On May 20, 2006, the Company entered into an advertising and promotional agreement with Candy Jade, Inc. to provide services of advertising and promoting Candy Jade. At March 31, 2008, the Company currently has no remaining deferred revenue on its balance sheet related to this agreement. The Company recognized revenue of $2,083 and $2,917 in its statement of operations for the year ended March 31, 2008 and 2007, respectively.

NOTE 18 - COMMITMENTS

Exclusive Artist Recording Agreements

At March 31, 2006, the Company had entered into long-term Exclusive Artist Recording Agreements with six artists for the purpose of engaging the exclusive personal services of the Artists for making master sound recordings for distribution in any medium. The territory for the agreements is worldwide. All master recordings made by the Artists during the terms of the agreements are recorded by the Artists on the Company's behalf, and all phonograph records and related performances are the property of the Company; the Company has the right to secure sound recording copyright; and the Company and its licensees have the sole and exclusive right to use the recordings throughout the world or any part thereof in any manner it sees fit. The Company may pay all specifically approved recording costs in connection with the master recordings made hereunder, and all recording costs are deemed fully recoupable advances to the Artists and are to be deducted from any and all royalties payable to the Artist by the Company under this or any and all royalties payable to the Artists by the Company. Amounts paid to or on behalf of the Artists during the term of the agreement are fully recoverable, non-returnable advances unless otherwise expressly agreed in writing between the Company and the Artists. The Company has the right, but not the obligation to have the

NOTE 18 – COMMITMENTS (CONTINUED)

Artists participate in the creation of music videos and all amounts expended by or advanced by the Company for the production of music videos constitute additional fully recoupable advances. The Company owns any and all current and future rights to music videos.

In its sole discretion, the Company may choose, at any time during the term of the agreements, to license master recordings made by the Artists to third parties on a flat fee or royalty basis, or to enter into a distribution agreement with a third party distributor for the distribution of phonograph records embodying master recordings recorded by the Artists through normal retail channels in the United States and worldwide. With respect to master recordings of the Artists licensed to third parties on a flat-fee basis, the Company is to pay the Artists 20-50% of the net amount received by the Company under such license. With respect to master recordings of the Artists licensed to third parties on a royalty basis, and with respect to phonograph recordings released through a distributor selected by the Company, the Company is to pay the Artists the lesser of 20-50% of the Company's net earned royalty receipts under such license or distribution agreement, or 20-50% of the basic album or single rate as defined in the agreements. Further, in its sole discretion, the Company may choose to commercially release phonograph records through the Company's own distribution network. In such event, the Company agrees to pay the Artists royalties based on the basic album or singe rate as defined in the agreements. For phonograph recordings that are exported or sold outside the United States and through record clubs or similar plans, the Artists is to be paid a royalty of 20-50% of the amounts provided of the above mentioned amounts. In addition, the Artists may earn royalties related to licenses for musical compositions, music video licenses and merchandising.

At March 31, 2008, the Artists had earned royalties of less than $90,000 based on cumulative reported licensing revenues. However, the Company is not obligated to pay any royalties until it recovers advances to Artists totaling $1,527,775 at March 31, 2008, plus any future advances.

Music Publishing Agreements

At March 31, 2005, the Company had entered into long-term Music Publishing Agreements with five individual Writers, which include the three Artists of "3rd Wish", the Artist "PatMoe" and the Artist "Willie Will". The Company engaged the Writers to render the Writer's exclusive services as songwriters and composers based upon terms and conditions set forth in the agreements. In accordance with the agreements, the Writers granted all rights to all musical compositions written or owned by the Writers and all musical compositions are to be the Company's exclusive property as sole owner. The Company is required to pay royalties to the Writers based on various terms and conditions set forth in the agreements. There have been no royalties earned by the writers related to the agreements.

NOTE 21 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest and Income Taxes Paid

During the twelve months ended March 31, 2008 and 2007, $2,437 and $3,018 was paid for interest, respectively. No cash was paid for income taxes during either of these periods.

Non-cash Investing and Financing Activities

On September 5, 2007, the Company converted a total of $167,392 in notes payable and interest payable due to a major shareholder to 6,695,682 shares of common stock. (See Note 5)

NOTE 22 – SUBSEQUENT EVENTS

On April 22, 2008, the Company entered into an Acquisition Agreement dated April 11, 2008 to acquire 100% of the stock of Diversified Global Holdings (“DGH”), a Delaware corporation for 20,000,000 of the issued and outstanding shares of common stock of The Company. During May 2008, both parties entered into an agreement to terminate the April 11, 2008 Acquisition Agreement

On or about May 5, 2008, the Company received written consents in lieu of a meeting of stockholders from holders of a majority of the shares of Common Stock representing in excess of 50.1% of the total issued and outstanding shares of voting stock of the Company: 1.) Approving a reverse split of Ten (10) shares of old common stock for One (1) new share of common stock (the “Reverse Split”); 2.) Approving the Certificate of Amendment to the Certificate of Incorporation of the Company, pursuant to which the Company will change increase the authorized capital of the Company to a total of 100,000,000 consisting of 95,000,0000 shares of commons stock and 5,000,000 shares of preferred stock (the “Share Increase”); and 3.) Approving the change of name, and the filing with the Certificate of Amendment, for the increase of common stock, to amend the name of the Corporation to Diversified Global Holdings (DGH), Inc. Initially, this action was being taken due to the agreement to acquire Diversified Global Holdings (DGH), Inc. However, that transaction has been cancelled. The Board of Directors still believes that it is in the best interest of the Company to complete the name change. It is anticipated that the transaction will be effective on or about June 20, 2008.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending March 31, 2008 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion is based upon the number and magnitude of the year end adjusting entries.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of March 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties. The Company is still in the process of evaluating its internal controls.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

 OTHER INFORMATION

None

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Present Directors and Executive Officers

The following table sets forth as of May 30, 2008, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Title	Director or Officer Since

Charles Camorata	55	President, Chief Executive	01-31-04
		Officer and Director
Karen Aalders	58	Chief Financial Officer	01-31-04
		and Director

The following is the business background of each officer and director:

Charles Camorata. Mr. Camorata was a founder of and has been employed by the Company since August 1999 and was appointed Chief Executive Officer and director of the Company on January 31, 2004. From 1980-1999 he was the owner and president of Camorata Productions, Inc. an entity which composed, arranged and produced music as well as designed audio and visual systems for theme parks and recording studios. He has composed and published 35 musical arrangements.

Karen Aalders. Ms. Aalders joined the Company in August 1999 and was appointed Secretary/Treasurer and director of the Company January 31, 2004. From 1997 to 1999, Ms. Aalders was employed by Martin Consultants, Inc. as Secretary/Treasurer. From 1990 to 1997 she was employed by Sorex Medical of Salt Lake City where she had oversight responsibility of purchasing and customer service.

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor defenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a future commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company or engaging in or continuing any conduct or practice in connection with such activity;

 (ii) engaging in any type of business practice; or

(iii) engaging in any activity in connection with the purchased or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or other wise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 10.

EXECUTIVE COMPENSATION

The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Company’s last three completed fiscal years to the Company’s or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at March 31, 2008, the end of the Company’s last completed fiscal year):

Name	Fiscal Year	Compensation
Charles Camorata	2007	$50,000
Charles Camorata	2006	$50,000
Charles Camorata	2005	$50,000

* Resigned on January 31, 2004

Cash Compensation

There was no cash compensation, other than the $50,000 compensation to Charles Camorata paid to any director or executive officer of the Company during the fiscal years ended March 31, 2007, 2006, and 2005.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans.

None.

Pension Table

None.

Other Compensation

None.

Compensation of Directors.

None.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or change in the person’s responsibilities following a changing in control of the Company.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of May 30, 2008 the name and the number of shares of the Company’s Common Stock, par value $.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 34,006,823 issued and outstanding shares of the Company’s Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.

Title of	Name of	Amount and Nature	Percentage
Class	Beneficial Owner	of Beneficial Ownership (1)	of Class
OFFICERS, DIRECTORS AND FIVE PERCENT SHAREHOLDERS

Common	Charles Camorata	200,000	0.06%
Common	Karen Aalders	200,000	0.06%
Common	Jeffrey Martin (1)	28,116,072	83. %

All officers and Directors as a Group (2) Persons		All officers and Directors as a Group (2) Persons	1.1%

———————

(1)

Includes shares owned by Martin Consultants, Inc. and Am-Pac Investments.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Year ended March 31, 2008:

On August 28, 2007, the Company converted $167,392 in interest and notes payable due to Jeffery D. Martin, a major shareholder, to 6,695,682 shares of common stock. The common stock issued in the conversion was valued at $.25 per share, based on the quoted market price and the Company recognized a loss on the conversion of $1,506,528.

During the Year ended March 31, 2007:

On March 5, 2007, the Company issued 882,849 shares of common stock to Sterling LLC for consulting services. Under the guidance of Emerging Issues Task Force Abstracts Issue No. 96-18 (“EITF 96-18”)”Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the Company valued the shares at $.14 per share based on market trading activity on March 5, 2007 and the $123,599 fair value was recorded in equity.

On September 30, 2006, Jeffrey Martin, a major shareholder in the Company, paid $515,000 of consulting expenses directly to Sterling LLC. The consulting services, which related to research, market review and strategic analysis were recognized with an offset to paid-in capital in accordance with EITF 96-18 and SAB 107 Topic 5.T.

The Board of Directors of SKRM Interactive, Inc. (formerly Skreem Entertainment Corporation, a Delaware Company) approved the spin-off of the Company on November 30, 2006. The transaction was effective on February 5, 2007 and each holder of SKRM Interactive, Inc. common stock on February 5, 2007 received one share of the Company’s common stock (“dividend”) held on that date. The dividend shares totaled 26,365,292 on February 5, 2007. No value has been given to this transaction since the dividend shares were issued parting connection with the spin-off of the Company.

On February 5, 2007, the Company converted $4,382,718 of Payables to SKRM Interactive, Inc. to additional paid-in capital.

TRANSACTIONS WITH PROMOTERS

There have been no transactions between the Company and promoters during the last fiscal year.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

	2008	2007
Audit Fees	$24,000	$18,000
Audit and Related Fees	1,500	—
Tax Fees		—
All Other Fees		—

Total	$25,500	$18,000

———————

(1)

Audit fees consist of fees billed for the audit of the Company’s financial statements and review of the interim consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Skreem Entertainment Corp.

Date: July 15, 2008	By	/s/ CHARLES CAMORATA
Charles Camorata, Principal Executive Officer

Date: July 15, 2008	By	/s/ KAREN AALDERS
Karen Aalders,
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHARLES CAMORATA	Principal Executive Officer,	July 15, 2008
Charles Camorata	Director

/s/ KAREN AALDERS	Chief Financial Officer, Director	July 15, 2008
Karen Aalders