Form 10-Q
period 2008-06-30
SKREEM ENTERTAINMENT CORP NEVADA
filed 2008-08-20
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

______________________

FORM 10-Q

______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

❑	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _____  TO_____

Commission File number: 000-52677

SKREEM ENTERTAINMENT CORP.

(Exact name of registrant as specified in its charter)

Nevada	59-3608515
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

11637 Orpington Street, Orlando, Florida 32817

(Address of principal executive offices)

(407) 207-0400

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ❑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	❑	Accelerated filer	❑

Non-accelerated filer	☒	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ❑ No ☒

As of August 20, 2008, the registrant had 34,006,823 shares of its Common Stock outstanding.

TABLE OF CONTENTS

SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

	Part I – Financial Information
Item 1	Unaudited Condensed Financial Statements
	Unaudited Condensed Balance Sheets as of June 30, 2008 and March 31, 2008	3
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2008, and 2007 and for the period from inception, August 19, 1999, through June 30, 2008	4
	Unaudited Condensed Statements of Cash Flows for the three months ended June 30, 2008, and 2007 and the period from inception, August 19, 1999, through June 30, 2008	5
	Notes to the Unaudited Condensed Financial Statements	6
Item 2	Management’s Discussion and Analysis or Plan of Operation	8
Item 3	Quantitative and Qualitative Disclosures about Market Risk	9
Item 4T	Controls and Procedures	9
	Part II – Other Information
Item 1	Legal Proceedings	11
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	11
Item 3	Defaults Upon Senior Securities	11
Item 4	Submission Of Matters To A Vote Of Security Holders	11
Item 5	Other Information	11
Item 6	Exhibits	11

ITEM 1

UNAUDITED CONDENSED FINANCIAL STATEMENTS

SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED BALANCE SHEETS

June 30, 2008 and March 31, 2008

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$553	$737
Accounts receivable, trade	-	4,734

Total current assets	553	5,471

Property and equipment, net of $48,635 and $48,466
accumulated depreciation, respectively	1,024	1,193

Total assets	$1,577	$6,664

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$162,782	$168,206
Related party payable	9,254	9,254
Notes payable - shareholder	-	4,000
Notes payable – affiliate	61,500	42,500
Interest payable to shareholder	715	933
Deferred revenue	16,205	17,015

Total current liabilities	250,456	241,908

Commitments and contingencies	-	-

Shareholders' deficit
Preferred stock, par value $0.001, 5,000,000
shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 95,000,000
shares authorized, 3,400,682 shares issued
and outstanding	3,401	3,401
Paid-in capital	8,273,839	8,273,839
Deficit accumulated during the development stage	(8,526,119)	(8,512,484)

Total shareholders' deficit	(248,879)	(235,244)

Total liabilities and shareholders' deficit	$1,577	$6,664

The accompanying notes are an integral part of these unaudited condensed financial statements

SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the Three Ended June 30, 2008 and 2007 and

for the Period from Inception, August 19, 1999 to June 30, 2008

	Three Months Ended		Inception to
	June 30,		June 30,
	2008	2007	2008

Revenue	$811	$6,896	$371,611
	----------	----------	------------
Expenses

Operating expenses	-	-	(4,413,666)
General and administrative
expenses	(13,964)	(31,532)	(2,304,014)
Impairment of
loan receivable	-	-	(130,000)

Total expenses	(13,964)	(31,532)	(6,847,680)

Loss from operations	(13,153)	(24,636)	(6,476,069)

Interest expense	(483)	(1,412)	(543,522)
Loss on conversion of
Shareholder debt	-	-	(1,506,528)

Net loss	$(13,636)	$(26,048)	$(8,526,119)

Basic and diluted
loss per share	$(0.00)	$(0.01)
Weighted average shares
outstanding	3,400,682	2,731,114

The accompanying notes are an integral part of these unaudited condensed financial statements

SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the Three months Ended June 30, 2008 and 2007 and for

the Period from Inception, August 19, 1999 to June 30, 2008

	Three Months Ended		Inception to
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(13,636)	$(26,048)	$(8,526,119)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	169	640	52,620
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,816
Common stock issued for services	-	-	123,599
Loss on conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by shareholder and affiliate	-	-	636,796
Payables and services converted to SKRM common stock	-	-	770,674
Changes in operating assets and liabilities:
Accounts receivable, trade	4,734	4,500	-
Accounts payable and accrued liabilities	(5,424)	(11,214)	172,036
Interest payable to affiliates	(217)	1,412	336,473
Deferred revenue	(810)	(3,019)	16,205

Net cash used in operating activities	(15,184)	(33,729)	(4,571,372)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)

Net cash used by investing activities	-	-	(183,644)

Cash flows from financing activities:
Proceeds from parent company	-	28,938	659,945
Proceeds from notes payable-other	-	-	385,000
Proceeds from notes payable-shareholder	-	6,700	1,815,650
Proceeds from notes payable to affiliates	19,000	-	2,564,691
Payments on notes payable to affiliates	-	-	(141,000)
Payments on notes payable-other	-	-	(338,018)
Payments on notes payable-shareholder	(4,000)	-	(190,699)

Net cash provided by financing activities	15,000	35,638	4,755,569

Net decrease in cash and cash equivalents	(184)	1,909	553

Cash and cash equivalents, beginning of year	737	339	-

Cash and cash equivalents, end of year $	553	$2,248	$553

The accompanying notes are an integral part of these unaudited financial statements

SKREEM ENTERTAINMENT CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Skreem Entertainment Corporation and subsidiaries (the Company or Skreem) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended June 30, 2008 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2009. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 2 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $13,636 and $26,048 for the three months ended June 30, 2008 and 2007, respectively.  The Company had an accumulated deficit of $8,526,119 at June 30, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

Note 4 – NOTES PAYABLE – RELATED PARTIES

Affiliates

Martin consultants, Inc. periodically provides loans to the Company for working capital needs. Martin Consultants, Inc. is a 100% owned by Jeffrey Martin, a major shareholder of the Company. Activity for the years ended March 31, 2008 and three months ended June 30, 2008 is as follows:

Balance at March 21, 2007	$-
Issued	42,500
Balance at March 31, 2008	42,500
Issued	19,000
Balance at June 30, 2008	$61,500

The notes issued by Martin Consultants, Inc. are payable on demand, bears interest at the rate of 8% per year and are secured by assets of the Company.

NOTE 5 – STOCKHOLDERS’ EQUITY

On May 5, 2008, the Company’s board of directors by unanimous written consent authorized one for ten reverse split Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. Concurrent with the reverse stock split, the board of directors authorized an increase in common shares from 50,000,000 to 95,000,000.

NOTE 5 – SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid and income taxes paid:

During the three months ended June 30, 2008, approximately $700 was paid in interest.  The Company has made no payments for income taxes during this period.

NOTE 6 – SUBSEQUENT EVENTS

On July 23, 2008 the Board of Directors of the Company authorized the spin-off of the Company’s assets and contracts to Skreem Records Corporation, a related entity. Skreem Records Corporation will pay the Company a 10% residual fee for any income derived from the Contracts.

ITEM 2

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

Results of Operations for the three months ended June 30, 2008 as Compared to the three months ended June 30, 2007.

Revenues –

The Company recorded revenue of $811 and $6,896 for the three months ended June 30, 2008 and 2007, respectively. The revenue for both periods consists of earnings from licensing agreements to distribute 3rd Wish’s music.

Operating Expenses –

Operating expenses for the three months ended June 30, 2008 and 2007 were $0.  This is primarily due to the completion of music acts touring and performing overseas.

General and Administrative Expenses –

General and administrative expenses decreased by $17,568 or 56% to $13,964 for the three months ended June 30, 2008 from $31,532 for the corresponding period in the prior year. This decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

Interest Income and Expense –

For the three months ended June 30, 2008, the Company recorded interest expense in the amount of $483, which relates to interest expense on the notes payable to an affiliate.  This compares with interest expense on notes payable of $1,412 for the three months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash of $553 and a deficit in working capital of $249,903. This compares with cash of $2,248 and a deficit in working capital of $341,195 as of June 30, 2007.

	Three Months Ended
	June 30, 2008	June 30, 2007
Cash used in operating activities	$(15,184)	$(33,729)
Cash used in investing activities	-	-
Cash provided by financing activities	15,000	35,638
Net changes to cash	$(184)	$1,909

Cash used in operations decreased by $18,545 to $15,184 for the three months ended June 30, 2008 from $33,729 for the corresponding prior period. The decrease is attributable to decreases in delivery expenses, professional and consulting fees and other general and administrative expenses.

Cash used in investing activities for the three months ended June 30, 2008 and 2007 was $0.

Cash provided from financing activities for the three months ended June 30, 2008 was $15,000, which is comprised of proceeds from an affiliates notes payable of $19,000 and payments to a shareholder notes payable of $4,000.  Cash provided by financing activities for the three months ended June 30, 2007 was $35,638, which is primarily from proceeds from its parent company and proceeds from a notes payable from a major shareholder.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $13,636 and $26,048 for the three months ended June 30, 2008 and 2007, respectively.  The Company had an accumulated deficit of $8,526,119 at June 30, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2007 the Company has very limited, if any, exposure to interest rate and commodity price risk and no exposure to foreign currency transaction risk.

ITEM 4T

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SKREEM ENTERTAINMENT CORPORATION

Date: August 20, 2008	By:	/s/ Charles Camorata
Charles Camorata
Principal Executive Officer

Date: August 20, 2008	By:	/s/ Karen Pollino
Karen Pollino
Chief Financial Officer