Form 10-Q
period 2008-09-30
Winwheel Bullion Inc.
filed 2008-11-20
CIK 1399480

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------



|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008



|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        Commission File number: 000-52677

                             WINWHEEL BULLION, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              59-3608515
 (State or other jurisdiction                                 (I.R.S. Employer
      of incorporation)                                     Identification No.)

                   400 GODDARD, IRVINE, CALIFORNIA 92618-4610
                    (Address of principal executive offices)

                                  424-201-0088
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes |X|      No    |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated file  |_|         Accelerated filer           |_|

Non-accelerated filer   |_|         Smaller reporting company   |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 19, 2008, the registrant had 3,400,682 shares of its Common Stock outstanding.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                             WINWHEEL BULLION, INC.

                          (A DEVELOPMENT STAGE COMPANY)


                         PART I - FINANCIAL INFORMATION

Item 1   Condensed Financial Statements

         Condensed Balance Sheets as of September 30, 2008 and March
         31, 2008                                                              3

         Condensed Statements of Operations for the Three and Six
         Months Ended September 30, 2008, and 2007 and for the Period
         from Inception, August 19, 1999, through September 30, 2008           4

         Condensed Statements of Cash Flows for the Six Months Ended
         September 30, 2008, and 2007 and the Period from Inception,
         August 19, 1999, through September 30, 2008                           5

         Notes to the Condensed Financial Statements                           6

Item 2   Management's Discussion and Analysis or Plan of Operation             8

Item 3   Quantitative and Qualitative Disclosures about Market Risk           10

Item 4   Controls and Procedures                                              10

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    11

Item 2   Unregistered Sales Of Equity Securities And Use Of Proceeds          11

Item 3   Defaults Upon Senior Securities

Item 4   Submission Of Matters To A Vote Of Security Holders                  11

Item 5   Other Information                                                    11

Item 6   Exhibits                                                             11


ITEM 1

                             WINWHEEL BULLION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS



                                                       SEPTEMBER 30,
                                                           2008          MARCH 31, 2008
                                                        (UNAUDITED)
                                                        -----------       -----------
ASSETS
Current assets:
    Cash and cash equivalents                           $        37       $       737
    Accounts receivable, net                                     --             4,734
                                                        -----------       -----------

        Total current assets                                     37             5,471

Property and equipment, net                                      --             1,193
                                                        -----------       -----------

            Total assets                                $        37       $     6,664
                                                        ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY


Current liabilities:
    Accounts payable and accrued liabilities            $   162,782       $   168,206
    Related party payable                                     9,254             9,254
    Notes payable - shareholder                                  --             4,000
    Notes payable - affiliate                                61,000            42,500
    Interest payable to shareholder                           1,935               933
    Deferred revenue                                         16,205            17,015
                                                        -----------       -----------

        Total current liabilities                           251,176           241,908

Shareholders' deficiency:
  Preferred stock, par value $0.001, 5,000,000
      shares authorized, no shares issued and
      outstanding                                                --                --
  Common stock, par value $0.001, 95,000,000
      shares authorized, 3,400,682 shares issued
      and outstanding                                         3,401             3,401
  Paid-in capital                                         8,273,839         8,273,839
  Deficit accumulated during the development stage       (8,528,379)       (8,512,484)
                                                        -----------       -----------

        Total shareholders' deficiency                     (251,139)         (235,244)
                                                        -----------       -----------

            Total liabilities and shareholders'
            deficiency                                  $        37       $     6,664
                                                        ===========       ===========



              The accompanying notes are an integral part of these
                    unaudited condensed financial statements


                                                      WINWHEEL BULLION, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                CONDENSED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                                                       FOR THE PERIOD
                                                                                                      AUGUST 19, 1999
                                      THREE MONTHS ENDED                   SIX MONTHS ENDED            (INCEPTION) TO
                                         SEPTEMBER 30,                       SEPTEMBER 30,              SEPTEMBER 30,
                                     2008             2007              2008              2007              2008
                                -----------       -----------       -----------       -----------       -----------

Revenue                         $        --       $     5,533       $       811       $    12,429       $   371,611

General and administrative
  expenses                           (8,984)          (33,335)          (22,948)          (64,866)       (6,726,665)
Impairment of long
   lived assets                        (855)               --              (855)               --              (855)
Impairment of
  loan receivable                        --                --                --                --          (130,000)
                                -----------       -----------       -----------       -----------       -----------

Total expenses                       (9,839)          (33,335)          (23,803)          (64,866)       (6,857,520)
                                -----------       -----------       -----------       -----------       -----------

Loss from operations                 (9,839)          (27,802)          (22,992)          (52,437)       (6,485,909)

Interest expense                     (1,220)           (2,437)           (1,703)           (3,849)         (544,742)
Other income                          8,800                --             8,800                --             8,800
Loss on conversion of
      shareholder debt                   --                --                --                --        (1,506,528)
                                -----------       -----------       -----------       -----------       -----------

Net loss                        $    (2,259)      $   (30,239)      $   (15,895)      $   (56,286)      $(8,528,379)
                                ===========       ===========       ===========       ===========       ===========

Basic and diluted
  loss per share                $        --       $        --       $        --       $        --
                                ===========       ===========       ===========       ===========
Weighted average shares
  outstanding                     3,400,682         2,913,062         3,400,682         2,822,585
                                ===========       ===========       ===========       ===========



                                  The accompanying notes are an integral part of these unaudited condensed financial statements


                                            WINWHEEL BULLION, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                                   FROM
                                                                  SIX MONTHS ENDED             INCEPTION TO
                                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                              2008               2007              2008
                                                           -----------       -----------       -----------
Cash flows from operating activities:
   Net loss                                                $   (15,895)      $   (56,286)      $(8,528,379)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation expense                                          338             1,279            52,789
     Impairment of long lived assets                               855                --               855
     Impairment of loan receivable                                  --                --           130,000
     Accrued interest payable converted to equity                   --             1,412           209,817
     Common stock issued for services                               --                --           123,599
     Loss on conversion of stockholder debt to common
     stock                                                          --                --         1,506,528
     Expenses paid by shareholder and affiliate                     --                --           636,796
     Payables and services converted to common stock                --                --           770,674
     Changes in operating assets and liabilities:
        Accounts receivable, trade                               4,734             4,500                --
        Accounts payable and accrued liabilities                (5,424)          (11,252)          172,036
        Interest payable to affiliates                           1,002             2,437           337,692
        Deferred revenue                                          (810)           (3,955)           16,205
                                                           -----------       -----------       -----------

Net cash used in operating activities                          (15,200)          (39,361)       (4,571,388)

Cash flows from investing activities:
    Purchase of property and equipment                              --                --           (53,644)
    Loan receivable                                                 --                --          (130,000)
                                                           -----------       -----------       -----------

Net cash used in investing activities                               --                --          (183,644)

Cash flows from financing activities:
    Proceeds from former parent company                             --            22,822           659,945
    Proceeds from notes payable-other                               --                --           385,000
    Proceeds from notes payable-shareholder                         --             6,700         1,815,650
    Proceeds from notes payable to affiliates                   18,500            11,500         2,564,191
    Payments on notes payable to affiliates                         --                --          (141,000)
    Payments on notes payable-other                                 --                --          (338,018
    Payments on notes payable-shareholder                       (4,000)           (2,000)         (190,699
                                                           -----------       -----------       -----------

Net cash provided by financing activities                       14,500            39,022         4,755,069
                                                           -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents              (700)             (339)               37
Cash and cash equivalents, beginning of period                     737               339                --
                                                           -----------       -----------       -----------
Cash and cash equivalents, end of
period                                                     $        37       $        --       $        37
                                                           ===========       ===========       ===========

                             The accompanying notes are an integral part of these
                                        unaudited financial statements

                             WINWHEEL BULLION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements of Winwheel Bullion, Inc. (the Company or WWB) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended September 30, 2008 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2009. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company's results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on the Company's financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS 141(R) and other U.S. generally accepted accounting principles FSP 142-3 applies to intangible assets that are acquired individually or with a group of other assets acquired in business combinations and asset acquisitions. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP 142-3 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact of SFAS 162.

NOTE 2 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $8,984 and $30,239 for the six months ended September 30, 2008 and 2007, respectively. The Company had an accumulated deficit of $8,535,104 at September 30, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

NOTE 4 - NOTES PAYABLE - AFFILLIATES

Martin consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is a 100% owned by Jeffrey Martin, a shareholder of the Company. Activity for the year ended March 31, 2008 and six months ended September 30, 2008 is as follows:

          Balance at March 21, 2007           $              -
                    Issued
                                                        42,500
                                              -----------------
          Balance at March 31, 2008                     42,500
                    Issued                              18,500
                                              -----------------
          Balance at June 30, 2008            $         61,000
                                              =================

The notes issued by Martin Consultants, Inc. are payable on demand, bears interest at the rate of 8% per year and are secured by assets of the Company.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

INTEREST PAID AND INCOME TAXES PAID:

During the three months ended September 30, 2008, no interest payments were made. The Company has made no payments for income taxes during this period.

NOTE 6 - SUBSEQUENT EVENTS

None.

NOTE 7 - IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal on Long-lived Assets", the Company reviews for Impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant industry or economic trends. An impairment of $855 was recognized on long lived assets during the three months ended September 30, 2008.

NOTE 8 - STOCKHOLDERS' EQUITY

On May 5, 2008, the Company's board of directors by unanimous written consent authorized one for ten reverse split. Accordingly, all references to numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. Concurrent with the reverse stock split, the board of directors authorized an increase in common shares from 50,000,000 to 95,000,000.

ITEM 2

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

PLAN OF OPERATION

The Company formerly known as Skreem Entertainment Corp./Diversified Global Holdings, Inc. has been changed to Winwheel Bullion, Inc. ("WWB" or "The Company"). The Company is a development stage company that was incorporated in Delaware on July 30, 2008 and is located in the State of California. With the change of officers and director of the Company associated with change in control of majority shareholder as noted in 8K filings dated August 11, 2008, August 15, 2008, and September 12, 2008, incorporated as though fully set forth herein, the director and officers, in the best interest of the Company, have changed the business of the Company to land development.

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

REVENUES -

The Company recorded no revenue for the three months ended September 30, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES -

General and administrative expenses decreased by $24,351 to $8,984 for the three months ended September 30, 2008 from $33,335 for the corresponding period in the prior year. This decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

INTEREST INCOME AND EXPENSE -

For the three months ended September 30, 2008, the Company recorded interest expense in the amount of $1,220. This compares with interest expense on notes payable of $2,437 for the three months ended September 30, 2007.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007.

REVENUES -

The Company recorded no revenue for the six months ended September 30, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES -

General and administrative expenses decreased by $41,918 to $22,948 for the six months ended September 30, 2008 from $64,866 for the corresponding period in the prior year. This decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

INTEREST INCOME AND EXPENSE -

For the six months ended September 30, 2008, the Company recorded interest expense in the amount of $1,703. This compares with interest expense on notes payable of $3,849 for the six months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had cash of $37 and a deficit in working capital of $251,139.

                                                    SIX MONTHS ENDED
                                          -------------------------------------
                                            SEPTEMBER 30,      SEPTEMBER 30,
                                                2008                2007
                                          ------------------  -----------------
Cash used in operating activities         $        (15,200)   $       (39,361)
Cash used in investing activities                        -                  -
Cash provided by financing activities               14,500             39,022
                                          ------------------  -----------------
Net changes to cash                       $           (700)   $          (339)
                                          ==================  =================

Cash used in operations decreased by $24,161 to $15,200 for the six months ended September 30, 2008 from $39,361 for the corresponding prior period. The decrease is attributable to decreases in delivery expenses, professional and consulting fees and other general and administrative expenses.

Cash used in investing activities for the six months ended September 30, 2008 and 2007 was $0. Cash provided from financing activities for the six months ended September 30, 2008 was $14,500.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained losses of $2,259 and $30,239 for the three months ended September 30, 2008 and 2007, respectively. The Company had an accumulated deficit of $8,528,379 at September 30, 2008. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

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

SUNGJIN KIM OWNS INDIRECTLY THROUGH RELATED PARTIES APPROXIMATELY 79.3% OF OUR OUTSTANDING COMMON STOCK, AND HAS SIGNIFICANT INFLUENCE OVER OUR CORPORATE DECISIONS, AND AS A RESULT, IF YOU INVEST IN US, YOUR ABILITY TO AFFECT CORPORATE DECISIONS WILL BE LIMITED.

Sungjin Kim holds 2,700,000 shares of our common stock indirectly through Winwheel Bullion, LLC, representing approximately 79.3% of the outstanding shares of our common stock. Accordingly, Mr. Kim will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Kim will likely continue to be our largest shareholder. The interests of Mr. Kim may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a "smaller reporting company," this item is inapplicable.

ITEM 4

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2008 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this on-going evaluation, management has concluded that the Company's internal control over financial reporting were not effective as of September 30, 2008 under the criteria set forth in the Internal Control--Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Number      Description
------      -----------

3.1 (1)     Articles of Incorporation, as Amended

3.2 (1)     Bylaws

31.1 (2)    Certification of Chief Executive Officer of Winwheel Bullion,
            Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)    Certification of Chief Financial Officer of Winwheel Bullion,
            Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)    Certification of Chief Executive Officer of Winwheel Bullion,
            Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
            Section 1350 Of 18 U.S.C. 63

32.2 (2)    Certification of Chief Financial Officer of Winwheel Bullion,
            Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
            Section 1350 Of 18 U.S.C. 63

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


                                           WINWHEEL BULLION, INC.



Date: November 19, 2008                    By:   /s/ Sungjin Kim
                                                 -------------------------------
                                                 Sungjin Kim
                                                 Chief Executive Officer


Date: November 19, 2008                    By:   /s/ Inho Cho
                                                 -------------------------------
                                                 Inho Cho
                                                 Interim Chief Financial Officer