Form 10-Q
period 2008-12-31
Winwheel Bullion Inc.
filed 2009-02-13
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

❑	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ____________________  TO  ____________________

Commission File number: 000-52677

WINWHEEL BULLION, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-3773798
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, 11th Floor, Newport Beach, California 92660
(Address of principal executive offices)

202-536-5191
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

Large accelerated filer	❑	Accelerated filer	❑

Non-accelerated filer	❑	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ❑      No  ☒

As of February 13, 2009, the registrant had 3,400,726 shares of its Common Stock outstanding.

TABLE OF CONTENTS

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)

	Part I – Financial Information
Item 1	Condensed Financial Statements

	Condensed Balance Sheets as of December 31, 2008 and March 31, 2008	3

	Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2008, and 2007 and for the Period from Inception, August 19, 1999, through December 31, 2008	4

	Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2008, and 2007 and the Period from Inception, August 19, 1999, through December 31, 2008	5

	Notes to the Condensed Financial Statements	6

Item 2	Management’s Discussion and Analysis or Plan of Operation	7

Item 3	Quantitative and Qualitative Disclosures about Market Risk	9

Item 4	Controls and Procedures	9

	Part II – Other Information
Item 1	Legal Proceedings	11

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Submission Of Matters To A Vote Of Security Holders	11

Item 5	Other Information	11

Item 6	Exhibits	11

ITEM 1

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37	$737
Accounts receivable, net	-	4,734

Total current assets	37	5,471

Property and equipment, net	-	1,193

Total assets	$37	$6,664

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued liabilities	$131,709	$168,206
Related party payable	18,608	9,254
Notes payable to shareholder	-	4,000
Notes payable to affiliate	61,000	42,500
Interest payable to shareholder	3,221	933
Deferred revenue	16,205	17,015

Total current liabilities	230,743	241,908

Shareholders' deficiency:
Preferred stock, par value $0.001, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.001, 95,000,000 shares authorized, 3,400,726 shares issued and outstanding	3,401	3,401
Paid-in capital	8,273,839	8,273,839
Deficit accumulated during the development stage	(8,507,946)	(8,512,484)

Total shareholders' deficiency	(230,706)	(235,244)

Total liabilities and shareholders' deficiency	$37	$6,664

The accompanying notes are an integral part of these unaudited condensed financial statements

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		For the Period August 19, 1999 (Inception ) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008
Revenue	$-	$2,624	$811	$15,052	371,611

General and administrative expenses	(9,354)	(12,789)	(32,302)	(77,655)	(6,736,019)
Impairment of long lived assets	-	-	(855)	-	(855)
Impairment ofloan receivable	-	-	-	-	(130,000)

Total expenses	(9,354)	(12,789)	(33,157)	(77,655)	(6,866,874)

Income (Loss) from operations	(9,354)	(10,165)	(32,346)	(62,603)	(6,495,263)

Interest expense	(1,286)	(241)	(2,989)	(4,090)	(546,028)
Other income	31,073	-	39,873	-	39,873
Loss on conversion of shareholder debt	-	-	-	-	(1,506,528)

Net income (loss)	$20,433	$(10,406)	$4,538	$(66,693)	$(8,507,946)

Basic and dilutedloss per share	$-	$-	$-	$-

Weighted average sharesoutstanding	3,400,726	3,400,726	3,400,726	3,400,726

The accompanying notes are an integral part of these unaudited condensed financial statements

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		From Inception to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$4,538	$(66,693)	$(8,507,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	338	1,581	52,789
Impairment of long lived assets	855	-	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	1,412	209,817
Common stock issued for services	-	-	123,599
Loss on conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by shareholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities:
Accounts receivable, trade	4,734	4,500	-
Accounts payable and accrued liabilities	(36,497)	8,950	140,963
Interest payable to affiliates	2,288	79	338,978
Deferred revenue	(810)	(4,890)	16,205

Net cash used in operating activities	(24,554)	(55,061)	(4,580,742)

Cash flows from investing activities:
Purchase of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)

Net cash used in investing activities	-	-	(183,644)

Cash flows from financing activities:
Proceeds from former and present parent company	9,354	22,822	669,299
Proceeds from notes payable-other	-	-	385,000
Proceeds from notes payable-shareholder	-	6,700	1,815,650
Proceeds from notes payable to affiliates	18,500	25,200	2,564,191
Payments on notes payable to affiliates	-	-	(141,000)
Payments on notes payable-other	-	-	(338,018)
Payments on notes payable-shareholder	(4,000)	-	(190,699)

Net cash provided by financing activities	23,854	54,722	4,764,423

Net increase (decrease) in cash and cash equivalents	(700)	(339)	37
Cash and cash equivalents, beginning of period	737	339	-
Cash and cash equivalents, end of period	$37	$-	$37

The accompanying notes are an integral part of these unaudited financial statements

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements of Winwheel Bullion, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended December 31, 2008 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2009. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on the Company’s financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $20,433 and loss of $10,406 for the three months ended December 31, 2008 and 2007, respectively.  The Company had an accumulated deficit of $8,507,946 at December 31, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

NOTE 4 - NOTES PAYABLE - AFFILLIATES

Martin consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the years ended March 31, 2008 and nine months ended December 31, 2008 is as follows:

Balance at March 21, 2007	$-
Issued	42,500
Balance at March 31, 2008	42,500
Issued	18,500
Balance at December 31, 2008	$61,000

From the time of change in control of the Company, Martin Consultants, Inc. and Jeffrey Martin have agreed to forgo any further interest payments and the Company owes no interest to Martin Consultants, Inc.

Since the change in control of the Company, Winwheel Bullion, LLC, the majority shareholder of the Company, periodically provided loans to the Company for working capital needs. Winwheel Bullion, LLC is a 100% owned by Sungjin Kim.  Activity for three months ended December 31, 2008 is as follows:

Balance at March 31, 2008	$9,254
Issued	9,354
Balance at December 31, 2008	$18,608

The notes issued to Winwheel Bullion, LLC are payable on demand and bears interest at the rate of 8% per year.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid and income taxes paid:
During the three months ended December 31, 2008, no interest payments were made.  The Company has made no payments for income taxes during this period.

NOTE 6 - SUBSEQUENT EVENTS
None.

NOTE 7 - IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal on Long-lived Assets", the Company reviews for Impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.  The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant industry or economic trends.  An impairment of $855 was recognized on long lived assets during the nine months ended December 31, 2008.

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

Plan of Operation

The Company formerly known as Skreem Entertainment Corp./Diversified Global Holdings, Inc. has been changed to Winwheel Bullion, Inc. (“WWB” or “The Company”).  The Company is a development stage company that was incorporated in Delaware on July 30, 2008 and is located in the State of California. With the change of officers and director of the Company associated with change in control of majority shareholder as noted in 8K filings dated August 11, 2008, August 15, 2008, and September 12, 2008, incorporated as though fully set forth herein, the director and officers, in the best interest of the Company, have changed the business of the Company to land development. The Company has been actively pursuing potential projects and funding but there has been no concrete determinations at this time. With the world economic issues and status, the efforts of the Company are more challenging but will continue to pursue in efforts to build business and bring in income generating activities.

Results of Operations for the Three Months Ended December 31, 2008 as Compared to the Three Months Ended December 31, 2007.

Revenues –
The Company recorded no revenue for the three months ended December 31, 2008.

General and Administrative Expenses –
General and administrative expenses decreased by $3,435 to $9,354 for the three months ended December 31, 2008 from $12,789 for the corresponding period in the prior year. This increase is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

Interest Income and Expense –
For the three months ended December 31, 2008, the Company recorded interest expense in the amount of $1,286.  This compares with interest expense on notes payable of $241 for the three months ended December 31, 2007.

Other Income –
For the three months ended December 31, 2008, the Company recorded income of $31,073.

Results of Operations for the Nine Months Ended December 31, 2008 as Compared to the Nine Months Ended December 31, 2007.

Revenues –
The Company recorded revenue for the nine months ended December 31, 2008 is $811.

General and Administrative Expenses –
General and administrative expenses decreased by $45,353 to $32,302 for the nine months ended December 31, 2008 from $77,655 for the corresponding period in the prior year. This decrease is primarily attributable to a decrease in delivery expenses, a decrease in professional and consulting fees and a decrease in other general and administrative expenses.

Interest Income and Expense –
For the nine months ended December 31, 2008, the Company recorded interest expense in the amount of $2,989.  This compares with interest expense on notes payable of $4,090 for the nine months ended December 31, 2007.

Other Income –
For the nine months ended December 31, 2008, the Company recorded income of $39,873.

Liquidity and Capital Resources

As of December 31, 2008, the Company had cash of $37 and a deficit in working capital of $230,706.

	Nine Months Ended
	December 31, 2008	December 31, 2007
Cash used in operating activities	$(24,554)	$(55,061)
Cash used in investing activities	-	-
Cash provided by financing activities	23,854	54,722
Net changes to cash	$(700)	$(339)

Cash used in operations decreased by $30,507 to $24,554 for the nine months ended December 31, 2008 from $55,061 for the corresponding prior period. The decrease is attributable to decreases in delivery expenses, professional and consulting fees and other general and administrative expenses.
Cash used in investing activities for the nine months ended December 31, 2008 and 2007 was $0.
Cash provided from financing activities for the nine months ended December 31, 2008 was $23,854.

GOING CONCERN
The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $20,433 and losses of $10,406 for the three months ended December 31, 2008 and 2007, respectively.  The Company had an accumulated deficit of $8,507,946 at December 31, 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

As the Company is a “smaller reporting company,” this item is inapplicable.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this on-going evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2008 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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
_______________
(1)	Previously filed with the form 8-K filed on April 7, 2004 and is incorporated herein by reference.
(2)	Field herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

WINWHEEL BULLION, INC.

Date: February 12, 2009	By:	/s/ Sungjin Kim
Sungjin Kim
Chief Executive Officer

Date: February 12, 2009	By:	/s/ Inho Cho
Inho Cho
Interim Chief Financial Officer