Form 10-K
period 2009-03-31
Winwheel Bullion Inc.
filed 2009-06-26
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009                        Commission file number 000-52677

WINWHEEL BULLION, INC.
(Exact name of registrant as specified in its Charter)

Delaware	26-3773798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, 11th Floor, Newport Beach, California  92660
(Address of principal executive offices)
Registrant’s telephone number: (202) 536-5191

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares Outstanding 3,400,726

Signatures	29

Exhibits	30

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Winwheel Bullion, Inc. Such discussion represents only the best present assessment from our Management.

PART I

Item 1.  Business

General Overview

The Company formerly known as Skreem Entertainment Corp./Diversified Global Holdings, Inc. was a development stage company that was incorporated in Nevada on or about August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry.  The stockholders of Skreem Entertainment Corp, on or about May 5, 2008, approved the name change from Skreem Entertainment Corp. to Diversified Global Holdings, Inc., approved a reverse split of ten shares of common stock for one share of common stock, and approved the increase of authorized capital to 100,000,000 consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. On or about September 4, 2008, Skreem Entertainment Corp. changed to Diversified Global Holdings, Inc. with effective reverse split and increase of authorized capital.  On or about August 11, 2008, there was a change in control as noted in Form 8-K dated August 19, 2008.  The name of the Company was officially changed from Diversified Global Holdings, Inc. to Winwheel Bullion Inc. (“WWB” or the “Company”) as noted in Form 8-K dated October 20, 2008.  The Company’s common stock is currently traded on the NASDAQ OTC Bulletin Board under the symbol “WWBU.OB” whereas prior to the name change traded as SKNT.OB.  With the change of officers and director of the Company associated with change in control of majority shareholder as noted in Form 8-K filings dated August 19, 2008 and September 16, 2008, incorporated as though fully set forth herein, the director and officers, in the best interest of the Company, have changed the business of the Company to land development. The Company is a development stage company that was incorporated in Delaware on August 1, 2008 and is located in the State of California. The Company has been pursuing potential projects and funding. With the world economic issues and status, the efforts of the Company are more challenging but will continue to pursue in efforts to build business and bring in income generating activities.

The Company reports its business under the following SIC Code:

    SIC Code       Description

       9532             Administration of Urban Planning and Community and Rural Development.

Our corporate headquarters are located at 4695 MacArthur Court, 11th Floor, Newport Beach, California 92660. The Company does not have a website.

Employees

As of March 31, 2009, the Company had no employees.

Available Information

All reports of the Company filed with the SEC are available free of charge through the SEC’s Web site at www.sec.gov. In addition, the public may read and copy materials filed by the Company at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain additional information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

Patents and Trademarks

None.

Item 1A. Risk Factors

The following important factors among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

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

Sungjin Kim holds 2,700,000 shares of our common stock indirectly through Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), representing approximately 79.3% of the outstanding shares of our common stock.  Accordingly, Mr. Kim will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Kim will likely continue to be our largest shareholder. The interests of Mr. Kim may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

The Company has entered into indemnification agreements with the officers and directors and we may be required to indemnify our Directors and Officers, and if the claim is greater than $1,000,000, it may create significant losses for the Company.

We have authority under Delaware and California law to indemnify our directors and officers to the extent provided in that statute. Our Bylaws require the Company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We maintain officer's and director's liability insurance coverage with limits of liability of $1,000,000. Consequently, if such judgment exceeds the coverage under the policy, the Company may be forced to pay such difference.  We have entered into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.  We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business.  These risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by Delaware and California law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

Future changes in financial accounting standards and other applicable regulations by various governmental regulatory agencies may cause lower than expected operating results and affect our reported results of operations.

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share in fiscal 2006. The Company issued 100,000 shares of stock options in fiscal 2007, recognizing $24,150 of compensation expense.  Any future issuances of stock options, in addition to the fiscal 2006 issuances, will cause additional compensation expense to be recognized.  As of March 31, 2009, there are no outstanding stock options.

The Sarbanes-Oxley Act of 2002 and various new rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the NASDAQ National Market have imposed additional reporting and corporate governance practices on public companies.

In addition, if we do not adequately continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in the future, we may not be able to accurately report our financial results or prevent error or fraud, which may result in sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business, financial results or investors’ confidence in our company, and could cause our stock price to fall.

The nature of our businesses exposes us to the risk of litigation and liability under environmental, health and safety and product liability laws.

Certain aspects of our businesses involve risks of liability. In general, litigation in our industry, including class actions that seek substantial damages, arises with increasing frequency. Claims may be asserted under environmental, labor, health and safety or product liability laws. Litigation is invariably expensive, regardless of the merit of the plaintiffs’ claims. Given the general risks, as stated, there is a chance that the Company could be named as a defendant in the future, and there can be no assurance that regardless of the merit of such claims, we will not be required to make substantial settlement payments in the future.

If the Company decides to operate internationally, there are risks which could adversely affect operating results.

Currently, we have no projects, projections or foreign interest involving international operations.  However, the Company may in the future, given the opportunity, decide to pursue projects, business, or otherwise conduct operations internationally. Doing business in foreign countries does subject the Company to additional risks, any of which may adversely impact future operating results, including:

•	international political, economic and legal conditions;

•	our ability to comply with foreign regulations and/or laws affecting operations and projects;

•	difficulties in attracting and retaining staff and business partners to operate internationally;

•	language and cultural barriers;

•	seasonal reductions in business activities and operations in the countries where our international projects are located;

•	integration of foreign operations;

•	potential adverse tax consequences; and

•	potential foreign currency fluctuations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s principal executive offices are located at 4695 MacArthur Court, 11th Floor, Newport Beach, California. This office space is used by the Company’s executive management team.  There is no charge for the space as it is provided by Mr. Kim as it is his personal office.  The Company believes that the current facilities are suitable for its current needs.

Item 3. Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “WWBU.OB.” As of March 31, 2009, the Company’s common stock was held by approximately 187 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 7, 2007.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	March 31, 2009		March 31, 2008
	High	Low	High	Low

First Quarter	$0.30	$0.06	No Quote	No Quote
Second Quarter	$1.50	$0.04	No Quote	No Quote
Third Quarter	$1.50	$0.30	No Quote	No Quote
Fourth Quarter	$1.01	$0.21	$0.25	$0.15

The Company’s transfer agent is OTC Stock Transfer, Inc. of Salt Lake City, Utah.

Dividend Distributions

We have not historically and do not intend to distribute dividends to stockholders in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans.

Penny Stock

Our common stock is considered "penny stock" under the rules the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market System, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that:

-	contains a description of the nature and level of risks in the market for penny stocks in both public offerings and secondary trading;
-
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;
-	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
-	contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:

-	bid and offer quotations for the penny stock;
-	the compensation of the broker-dealer and its salesperson in the transaction;
-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the marker for such stock; and
-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules that require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Related Stockholder Matters

None.

Purchase of Equity Securities

On May 5, 2008, the Board of Directors authorized a one for ten reverse split of its common stock.  Concurrent with the reverse split, the Board of Directors authorized an increase in common shares from 50,000,000 to 95,000,000.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Winwheel Bullion, Inc. Such discussion represents only the best present assessment from our Management.

DESCRIPTION OF COMPANY:

The Company formerly known as Skreem Entertainment Corp./Diversified Global Holdings, Inc. was a development stage company that was incorporated in Nevada on or about August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry.  The stockholders of Skreem Entertainment Corp, on or about May 5, 2008, approved the name change from Skreem Entertainment Corp. to Diversified Global Holdings, Inc., approved a reverse split of ten shares of common stock for one share of common stock, and approved the increase of authorized capital to 100,000,000 consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. On or about September 4, 2008, Skreem Entertainment Corp. changed to Diversified Global Holdings, Inc. with effective reverse split and increase of authorized capital.  On or about August 11, 2008, there was a change in control as noted in Form 8-K dated August 19, 2008.  The name of the Company was officially changed from Diversified Global Holdings, Inc. to Winwheel Bullion Inc. (“WWB” or the “Company”) as noted in Form 8-K dated October 20, 2008.  The Company’s common stock is currently traded on the NASDAQ OTC Bulletin Board under the symbol “WWBU.OB” whereas prior to the name change traded as SKNT.OB.  With the change of officers and director of the Company associated with change in control of majority shareholder as noted in Form 8-K filings dated August 19, 2008 and September 16, 2008, incorporated as though fully set forth herein, the director and officers, in the best interest of the Company, have changed the business of the Company to land development. The Company is a development stage company that was incorporated in Delaware on August 1, 2008 and is located in the State of California. The Company has been pursuing potential projects and funding. With the world economic issues and status, the efforts of the Company are more challenging but will continue to pursue in efforts to build business and bring in income generating activities.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED MARCH 31, 2009 TO THE YEAR ENDED MARCH 31, 2008

Results of Operations

Overview

Total revenues decreased to $0 for the year ended March 31, 2009 from $19,034 for the year ended March 31, 2008.

Total operating expenses decreased to $60,482 for the year ended March 31, 2009 from $103,882 for the year ended March 31, 2008. This $43,400 or 41.8% decrease was primarily attributable to the reduction in delivery expenses, professional and consulting fees and other operating expenses.

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash of $606 and a deficit in working capital of $242,198. Net loss was $6,954 for the year ended March 31, 2009. The Company generated a negative cash flow from operations of $51,879 for the year ended March 31, 2009. The negative cash flow from operating activities for the period is primarily attributable to the Company's decrease in accounts payable and accrued liabilities, $36,497.  The increase in financing activities is primarily attributable to the Company’s proceeds from parent company, $37,248, and proceeds in notes payable – affiliates, $18,500.

	For the Years Ended
	March 31, 2009	March 31, 2008	March 31, 2007

Cash used in operating activities	$(51,879)	$(52,802)	$(376,864)
Cash used in investing activities	$-	$-	$(2,030)
Cash provided by financing activities	$51,748	$53,200	$316,850
Net changes in cash	$(131)	$398	$(62,044)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $6,954 and $1,596,320 for the years ended March 31, 2009 and 2008, respectively.  The Company had an accumulated deficit of $8,519,438 at March 31, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations. No assurance can be given that the Company will be successful in these efforts.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

•	Revenue Recognition

•	Allowance for uncollectible accounts

•	Impairment of long-term asset

•	Fair value of Stock-based compensation

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.

Product Warranty Reserves

Not applicable.

Inventories

Not applicable.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience.

 Impairment of Long-Term Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal on Long-lived Assets", the Company reviews for Impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant industry or economic trends. An impairment of $855 was recognized on long lived assets during the year ended March 31, 2009.

Fair Value of Stock-based Compensation

Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Index	Page

Reports of Independent Registered Public Accounting Firms	11
Financial Statements
Balance Sheets	13
Statements of Operations	14
Statements of Stockholders’ Deficiency	15
Statements of Cash Flows	16 – 17
Notes to Financial Statements	18 - 22

Board of Directors
Winwheel Bullion, Inc.

We have audited the accompanying balance sheet of Winwheel Bullion, Inc. as of March 31, 2009, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winwheel Bullion, Inc. as of March 31, 2009, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHOI, KIM & PARK, LLP

Los Angeles, California
June  25, 2009

To the Stockholders and Board of Directors
Winwheel Bullion, Inc.:

We have audited the accompanying balance sheet of Winwheel Bullion, Inc. (formerly known as Skreem Entertainment Corp.), a development stage company, as of March 31, 2008, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended, and for the period from inception, August 19, 1999, through March 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winwheel Bullion, Inc. (formerly known as Skreem Entertainment Corp.) as of March 31, 2008, and the results of its operations and cash flows for the year then ended, and for the period from inception, August 19, 1999, through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage and has suffered recurring losses from operations and had a net shareholders’ deficit, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
July 15, 2008

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,
	2009	2008

ASSETS

Current assets
Cash	$606	$737
Accounts receivable, net	-	4,734
Total current assets	606	5,471
Property and equipment, net	-	1,193
Total assets	$606	$6,664

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$131,709	$168,206
Related party payable	46,502	9,254
Notes payable to shareholder	-	4,000
Notes payable to affiliate	61,000	42,500
Interest payable to shareholder	3,593	933
Deferred revenue	-	17,015
Total current liabilities	242,804	241,908
Total liabilities	242,804	241,908
Stockholders' Deficiency
Common stock, $.001 par value, 95,000,000 shares
authorized; 3,400,726 shares issued and outstanding	3,401	3,401
Additional paid-in capital	8,273,839	8,273,839
Accumulated deficit during the development stage	(8,519,438)	(8,512,484)
Total Stockholders' Deficiency	(242,198)	(235,244)
Total Liabilities and Stockholders' Deficiency	$606	$6,664

See accompanying independent auditors report and notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period
			August 19, 1999
	Years Ended March 31,		(Inception) to
	2009	2008	March 31, 2009
			(Unaudited)

Sales	$-	$19,034	$370,800
Cost of sales	-	-	-
Gross profit	-	19,034	370,800
General and administrative expenses	59,627	103,882	6,763,344
Impairment of long-lived assets	855	-	855
Impairment of loan receivable	-	-	130,000
Total expenses	60,482	103,882	6,894,199
Loss from operations	(60,482)	(84,848)	(6,523,399)
Other income (expense)
Interest expense	(3,361)	(4,944)	(546,400)
Other income	56,889	-	56,889
Loss on conversion of shareholder debt	-	(1,506,528)	(1,506,528)
Net Loss	$(6,954)	$(1,596,320)	$(8,519,438)

Basic and diluted loss per share	$(0.00)	$(0.47)
Weighted average shares outstanding	3,400,726	3,400,726

See accompanying independent auditors report and notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Period August 19, 1999 (Inception) to March 31, 2009

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception, August 19, 1999	-	$-	$-	$-	$-
Issuance of common stock	2,000	20	-	-	20
Net loss	-	-	-	(84,021)	(84,021)
Balance at December 31, 1999	2,000	20	-	(84,021)	(84,001)
Net loss	-	-	-	(230,879)	(230,879)
Balance at December 31, 2000	2,000	20	-	(314,900)	(314,880)
Net loss	-	-	-	(494,816)	(494,816)
Balance at December 31, 2001	2,000	20	-	(809,716)	(809,696)
Net loss	-	-	-	(384,590)	(384,590)
Balance at December 31, 2002	2,000	20	-	(1,194,306)	(1,194,286)
Reclassification of debt to equity	4,300	43	1,581,940	-	1,581,983
Net loss	-	-	-	(736,364)	(736,364)
Balance at December 31, 2003	6,300	63	1,581,940	(1,930,670)	(348,667)
Net loss	-	-	-	(205,994)	(205,994)
Balance at March 31, 2004	6,300	63	1,581,940	(2,136,664)	(554,661)
Net loss	-	-	-	(1,592,469)	(1,592,469)
Balance at March 31, 2005	6,300	63	1,581,940	(3,729,133)	(2,147,130)
Net loss	-	-	-	(1,376,529)	(1,376,529)
Balance at March 31, 2006	6,300	63	1,581,940	(5,105,662)	(3,523,659)
Shares issued for services	88,285	883	122,716	-	123,599
Expenses paid by related party	-	-	515,000	-	515,000
Stock issued as dividend	2,636,564	26,365	(26,365)	-	-
Conversion of SKRM Interactive
payable to equity	-	-	4,382,718	-	4,382,718
Net loss	-	-	-	(1,810,502)	(1,810,502)
Balance at March 31, 2007	2,731,149	27,311	6,576,009	(6,916,164)	(312,844)
Stock issued for debt	669,577	6,696	1,667,224		1,673,920
Net loss	-	-	-	(1,596,320)	(1,596,320)
Balance at March 31, 2008	3,400,726	34,007	8,243,233	(8,512,484)	(235,244)
Net loss	-	-	-	(6,954)	(6,954)
Balance at March 31, 2009	3,400,726	$34,007	$8,243,233	$(8,519,438)	$(242,198)

See accompanying independent auditors report and notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			August 19, 1999
	Years Ended March 31,		(Inception) to
	2009	2008	March 31, 2009
			(Unaudited)
Cash flows from operating activities
Net loss	$(6,954)	$(1,596,320)	$(8,519,438)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	338	1,750	52,789
Impairment of long-lived assets	855	-	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	1,412	209,817
Common stock issued for services	-	-	123,599
Loss on conversion of stockholder debt to common stock	-	1,506,528	1,506,528
Expenses paid by shareholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities
Accounts receivable, net	4,734	424	-
Affiliate and related party receivable	-	13,078	-
Accounts payable and accrued liabilities	(36,497)	25,219	140,963
Interest payable to shareholder	2,660	933	339,350
Deferred revenue	(17,015)	(5,826)	-
Net cash used in operating activities	(51,879)	(52,802)	(4,608,067)
Cash flows from investing activities
Acquisition of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)
Net cash used by investing activities	-	-	(183,644)
Cash flows from financing activities
Proceeds from parent company	37,248	-	697,193
Proceeds from notes payable - other	-	-	385,000
Proceeds from notes payable - shareholder	-	12,100	1,815,650
Proceeds from notes payable - affiliates	18,500	43,500	2,564,191
Payments on notes payable - other	-	-	(338,018)
Payments on notes payable - shareholder	(4,000)	(1,400)	(190,699)
Payments on notes payable - affiliates	-	(1,000)	(141,000)
Net Cash Provided By Financing Activities	51,748	53,200	4,792,317

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			August 19, 1999
	Years Ended March 31,		(Inception) to
	2009	2008	March 31, 2009
			(Unaudited)

Net Increase in Cash	(131)	398	606

Cash at Beginning of Year	737	339	-
Cash at End of Year	$606	$737	$606

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-

Taxes paid	$-	$-	$-

See accompanying independent auditors report and notes to financial statements.

WINWHEEL BULLION, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The Company formerly known as Skreem Entertainment Corp./Diversified Global Holdings, Inc. was a development stage company that was incorporated in Nevada on or about August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry.  The stockholders of Skreem Entertainment Corp, on or about May 5, 2008, approved the name change from Skreem Entertainment Corp. to Diversified Global Holdings, Inc., approved a reverse split of ten shares of common stock for one share of common stock, and approved the increase of authorized capital to 100,000,000 consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. On or about September 4, 2008, Skreem Entertainment Corp. changed to Diversified Global Holdings, Inc. with effective reverse split and increase of authorized capital.  On or about August 11, 2008, there was a change in control as noted in Form 8-K dated August 19, 2008.  The name of the Company was officially changed from Diversified Global Holdings, Inc. to Winwheel Bullion Inc. (“WWB” or the “Company”) as noted in Form 8-K dated October 20, 2008.  The Company’s common stock is currently traded on the NASDAQ OTC Bulletin Board under the symbol “WWBU.OB” whereas prior to the name change traded as SKNT.OB.  With the change of officers and director of the Company associated with change in control of majority shareholder as noted in Form 8-K filings dated August 19, 2008 and September 16, 2008, incorporated as though fully set forth herein, the director and officers, in the best interest of the Company, have changed the business of the Company to land development. The Company is a development stage company that was incorporated in Delaware on August 1, 2008 and is located in the State of California. The Company has been pursuing potential projects and funding. With the world economic issues and status, the efforts of the Company are more challenging but will continue to pursue in efforts to build business and bring in income generating activities.

Recent Accounting Pronouncements

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

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. FSP FAS 157-3 has no impact on the Company's financial statements.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The FSP has no impact on the Company's financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial statements.

In January 2009, the FASB issued FSP No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (FSP No. EITF 99-20-1). This FSP provided additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (1) do not have a high quality rating or (2) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities.” This FSP had no material impact on the Company’s financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with financial institutions insured by the FDIC.

Concentration of credit risk with respect to trade receivables are limited due to the Company’s current conditions.  The Company establishes an allowance for doubtful accounts when events and circumstances regarding the collectability of its receivables warrant based upon factors such as the credit risk of specific customers, historical trends, other information and past bad debt history.  The outstanding balances are stated net of an allowance for doubtful accounts.

Impairment of Long-Term Assets

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment on Disposal on Long-lived Assets", the Company reviews for Impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant industry or economic trends. An impairment of $855 was recognized on long lived assets during the year ended March 31, 2009.

Net Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares consist of preferred stock, convertible debentures, stock options and warrant common stock equivalent shares which are not utilized when the effect is anti-dilutive.

Revenue Recognition

The Company recognizes revenue on our products in accordance with the Securities Exchange Commission (SEC) Staff Accounting Bulletin No. 104, (which superseded Staff Accounting Bulletin No. 101) “Revenue Recognition in Financial Statements”. Under these guidelines, revenue is recognized on sales transactions when all of the following exist:  persuasive evidence of an arrangement did exist, delivery of product has occurred, the sales price to the buyer is fixed or determinable and collectibility is reasonably assured.   We accrue a provision for estimated returns concurrent with revenue recognition.

Segment Information

In accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2009.

NOTE 2 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $6,954 and $1,596,320 for the years ended March 31, 2009 and 2008, respectively.  The Company had an accumulated deficit of $8,519,438 at March 31, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31,
	2009	2008

Furniture	$-	$18,161
Music and computer equipment	-	31,498
	-	49,659
Less: Accumulated depreciation		(48,466)
Property and equipment, net	$-	$1,193

Depreciation expense was $338 and $1,750 for the years ended March 31, 2009 and 2008, respectively.

NOTE 5 – NOTES PAYABLE

Martin consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the years ended March 31, 2009 and 2008 is as follows:

Balance at March 31, 2007	$-
Issued	42,500
Balance at March 31, 2008	42,500
Issued	18,500
Balance at March 31, 2009	$61,000

From the time of change in control of the Company, Martin Consultants, Inc. and Jeffrey Martin have agreed to forgo any further interest payments and the Company owes no interest to Martin Consultants, Inc.

Since the change in control of the Company, Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), the majority shareholder of the Company, periodically provided loans to the Company for working capital needs. WBHLLC is 100% owned by Sungjin Kim.  Activity for the year ended March 31, 2009 is as follows:

Balance at March 31, 2008	$9,254
Issued	37,248
Balance at March 31, 2009	$46,502

The notes issued to WBHLLC are payable on demand and bears interest at the rate of 8% per year.

NOTE 6 – RELATED PARTIES

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 79.3% of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.  Additionally, as discussed in Note 6 – Notes Payable, the Company owes WBHLLC $46,502 as of March 31, 2009.  The Company has accrued interest payable to WBHLLC of $3,593 as of March 31, 2009.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

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

On September 5, 2007, the Company converted $167,392 of notes payable to Jeffrey D. Martin to 669,577 shares of common stock.  The common stock issued in the conversion was valued at $0.25 per share, based on the quoted market price and the Company recognized a loss on the conversion of $1,506,528 in 2007.

Preferred Stock

The Company authorized 5,000,000 shares of preferred stock at $0.001 par value.  As or March 31, 2009, no shares have been issued or are outstanding.

NOTE 8 – INCOME TAX

The Company adopted the provisions of FASB interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, “which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken or expected to be taken in a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company recognizes federal and state tax liabilities or assets based on its estimate of taxes payable to or refundable by tax authorities in the current fiscal year.  The Company also recognizes federal and state tax liabilities or assets based on its estimate of future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  A valuation allowance is required when it is more likely than not that the Company not be able to realize all or a portion of our deferred tax assets.

Income tax provision from continuing operations for the year ended March 31, 2009 and 2008 consists of the following:

	3/31/2009	3/31/2008

Current income tax expense
Federal	$-	$-
State	-	-
Total	-	-
Deferred income tax expense	-	-
Provision for income tax	$-	$-

The provisions for income taxes reconcile to the amount computed by applying effective federal statutory income tax rate to income before provision for income taxes as follows:

	March 31,
	2009	%	2008	%

Federal provision at statutory tax rate	$(2,364)	34.00%	$(542,748)	34.00%
State tax, net of federal tax benefit	(615)	8.84%	(87,797)	5.50%
Valuation allowance	2,747	-39.50%	630,545	-39.50%
Others	232	-3.34%	-	0.00%
Income tax provision	$-	0.00%	$-	0.00%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets at March 31, 2009 and 2008 consisted of the following:

	3/31/2009		3/31/2008
	Federal	State	Federal	State

Net operating loss	$1,907,566	$308,577	$1,899,416	$307,258
Deferred revenue	-	-	5,785	936
Total deferred tax asset	1,907,566	308,577	1,905,201	308,194
Less: Valuation allowance	(1,907,566)	(308,577)	(1,905,201)	(308,194)
Net, deferred tax asset	$-	$-	$-	$-

The significant component of the deferred tax asset (liability) at March 31, 2009 and 2008 was federal net operating loss carry-forward in the amount of approximately $5,610,487 and $5,586,518, respectively, based on federal tax rate of  34%.  SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  At March 31, 2009 and 2008, we established a full valuation allowance on our net deferred tax assets based on the available evidences, both positive and negative, to determine whether valuation allowance is needed.  Based on our losses before income taxes in the past years before fiscal year 2009 and our estimated losses in the future three years, management believed that it was more likely than not that most of the deferred tax assets will not be realized.  Valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the period of three years.

At March 31, 2009, the established valuation allowance for the net deferred tax asset was increased by $6,721.  As of March 31, 2009, the Company has federal net operating loss carryforwards of approximately $5,586,000 for income tax purposes after application of IRC Section 382 limitation on net operating losses as result of the Company’s ownership change in the current period.  The Federal and state net operating loss carryforwards will begin to expire in 2009 to 2028 and 2009 to 2028, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2009 and 2008 were fully offset by a 100% valuation allowance.  The valuation allowance for the remaining net deferred tax assets was $2,216,142 as of March 31, 2009.

NOTE 9 – EARNINGS PER SHARE

The Company presents both basic and diluted earnings per share (EPS) amounts.  Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the year.  Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the year which is calculated using the treasury stock method for stock options and assumes conversion of the Company’s convertible notes.  Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.  Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on EPS and, accordingly, are excluded from the calculation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Interim Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ending March 31, 2009 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this on-going evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of March 31, 2009 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

On June 23, 2009, Sungjin Kim resigned as Chief Executive Officer and Director to focus on other business activities that support the Company as third parties.

On June 23, 2009, Inho Cho resigned as Interim Chief Financial Officer to pursue other career options.

On June 23, 2009, the Board of Directors appointed Stephen V. Williams as Chief Executive Officer and Director of the Company.  Mr. Williams has served as Chairman of the Board of Directors of Alternative Construction Technologies, Inc. (ACCY.OB).  He is a retired Colonel from the Georgia National Guard and a retired Senior Captain from Northwest Airlines.

On June 23, 2009, the Board of Directors appointed Bruce Harmon as Interim Chief Financial Officer and Director.  Mr. Harmon has served as CFO, Corporate Controller and/or Director for Alternative Construction Technologies, Inc. (ACCY.OB), Accelerated Building Concepts Corporation (ABCC.OB), Organa Technologies Group, Inc. (OGNT.PK), SinoFresh HealthCare, Inc. (SFSH.OB) and ViroGroup, Inc. (NASDAQ: VIRO).  He currently also serves as Interim CFO and Director of ABCC.PK.  Mr. Harmon has a Bachelors of Science degree in Accounting from Missouri State University.

On June 23, 2009 the Board of Directors appointed Dr. Mervyn M. Dymally as a Director for the Company.  He is the Director of the Urban Health Institute at Charles Drew University.  Dr. Dymally is a former California Assemblyman, State Senator, Lt. Governor and United States Congressman.  Dr. Dymally has also served as a foreign affairs consultant in Africa, Asia and the Caribbean and currently serves as Honorary Consul to the Republic of Benin in West Africa.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			HELD POSITION
NAME	AGE	POSITION	SINCE

Charles Camorata	56	President, Chief Executive Officer and Director	1/31/2004 (a)
Karen Alders	59	Chief Financial Officer and Director	1/31/2004 (a)
Sungjin Kim	50	Chief Executive Officer	9/12/2008 (b)
		Director	8/15/2008 (b)
Stephen V. Williams	60	CEO and Director	6/23/09
Inho Cho	57	Interim Chief Financial Officer	9/12/2008 (b)
Bruce Harmon	50	Interim Chief Financial Officer and Director	6/23/09
Mervyn M. Dymally	83	Director	6/23/09
David Price	45	Secretary	8/15/2008

(a) Resigned on September 12, 2008.
(b) Resigned on June 23, 2009.

Biography of Directors and Officers

STEPHEN V. WILLIAMS, CHIEF EXECUTIVE OFFICER AND DIRECTOR.  Mr. Williams was appointed as CEO of the Company in June 2009.  Previously, he was the Chairman of the Board of Directors of Alternative Construction Technologies, Inc. (ACCY.OB) which specialized in “green” structural insulated panels (SIPs) for commercial and residential structures, developer of homes, schools, commercial buildings, churches, strip malls, modular buildings and other applications.  Mr. Williams is a veteran and retired as a Colonel in the Georgia National Guard.  He served as a fighter pilot (F-15 Eagle) and also was a commercial airline pilot, senior flight instructor pilot and FAA designated flight examiner with Northwest Airlines. He has a Bachelors degree in Political Science from the University of Georgia.

BRUCE HARMON, INTERIM CHIEF FINANCIAL OFFICER. Mr. Harmon is the Interim CFO. He was named Interim CFO in June 2009.  Mr. Harmon was instrumental in the public registration of SinoFresh HealthCare, Inc. (SFSH.OB) in 2003, Alternative Construction Technologies, Inc. (ACCY.OB) in 2006, and Accelerated Building Concepts Corporation (ABCC.OB) in 2007.  He served as CFO and Director of these companies and Organa Technologies Group, Inc. (OGNT.PK).  He currently is serving as Interim CFO and Director of ABCC.PK.  Mr. Harmon owns Lakeport Business Services, Inc. and serves as a corporate consultant to various companies.  Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

MERVYN M. DYMALLY, PhD, DIRECTOR.  Dr. Dymally is the Director of the new Urban Health Institute at Charles Drew University.  He is a former California Assemblyman, State Senator, Lt. Governor and United States Congressman.  Dr. Dymally has traveled extensively to Africa, Asia and the Caribbean as a foreign affairs consultant and he currently serves as Honorary Consul to the Republic of Benin in West Africa.  Dr. Dymally holds a Ph.D from the United States International University at San Diego, California (now Alliant International University), Masters Degree in Government from California State University at Sacramento and BA in Education from Los Angeles State Collage.

DAVID PRICE, ESQ., SECRETARY.  Mr. Price was appointed Secretary of the Company in August 2008.  He is a principal of Top Tier, LLC, a Washington, D.C. law firm specializing in representing small public companies with his practice focused on corporate law, securities matters, internal investigations, white collar issues and arbitration / mediations.  Mr. Price has Bar affiliations with Maryland, United States District Court (Maryland and District of Columbia), United States Court of Appeals, 4th Circuit, and the Supreme Court of the United States.  He is a member of Corporate Lawyer’s Association, Euro-American Lawyers Group, Association of U.S. Securities Attorneys, and the American Bar Association.  Mr. Price received his Bachelor of Arts degree from the University of Maryland and his Juris Doctor from Antioch (DC) School of Law.

Our directors are elected at the annual meeting of the shareholders, with vacancies filled by the Board of Directors, and serve until their successors are elected and qualified, or their earlier resignation or removal. Officers are appointed by the board of directors and serve at the discretion of the board of directors or until their earlier resignation or removal.  Any action required can be taken at any annual or special meeting of stockholders of the corporation which may be taken without a meeting, without prior notice and without a vote, if consent of consents in writing setting forth the action so taken, shall be signed by the holders of the outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the corporation by delivery to its registered office, its principle place of business, or an officer or agent of the corporation having custody of the book in which the proceedings of meetings are recorded.

Indemnification of Directors and Officers

Delaware Corporation Law allows for the indemnification of officers, directors, and any corporate agents in terms sufficiently broad to indemnify such persons under certain circumstances for liabilities, including reimbursement for expenses, incurred arising under the 1933 Act. The Bylaws of the Company provide that the Company will indemnify its directors and officers to the fullest extent authorized or permitted by law and such right to indemnification will continue as to a person who has ceased to be a director or officer of the Company and will inure to the benefit of his or her heirs, executors and Consultants; provided, however, that, except for proceedings to enforce rights to indemnification, the Company will not be obligated to indemnify any director or officer in connection with a proceeding (or part thereof) initiated by such person unless such proceeding (or part thereof) was authorized by the Board of Directors. The right to indemnification conferred will include the right to be paid by the Company the expenses (including attorney’s fees) incurred in defending any such proceeding in advance of its final disposition.

The Company may, to the extent authorized from time to time by the Board of Directors, provide rights to indemnification and to the advancement of expenses to employees and agents of the Company similar to those conferred to directors and officers of the Company. The rights to indemnification and to the advancement of expenses are subject to the requirements of the 1940 Act to the extent applicable.

Furthermore, the Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation Law.

Committees of the Board of Directors

None.

Item 11. Executive Compensation.

Our directors do not receive any stated salary for their services as directors or members of committees of the board of directors, but by resolution of the board, a fixed fee may be allowed for attendance at each meeting. Directors may also serve the company in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity. Upon their election to the board, non-employee directors will be paid with stock options and/or warrants of the Company. No such fees have been paid to any director since incorporation.  Reasonable travel expenses are reimbursed.

The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) and each other executive officer during the calendar years ended March 31, 2009 and 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of March 31, 2009 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. For purposes of the beneficial ownership calculations below, the Series A and C preferred stock, which is convertible into common stock on a 1-for-1 basis, the options and warrants, are included on an as converted basis such that the total issued, issuable and outstanding voting stock becomes 16,415,816. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

						Non-Equity	Non-qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Charles Camorata, CEO	2009	$-	$-	$-	$-	$-	$-	$-	$-
	2008	$-	$-	$-	$-	$-	$-	$-	$-
Karen Alders, CFO	2009	$-	$-	$-	$-	$-	$-	$-	$-
	2008	$-	$-	$-	$-	$-	$-	$-	$-
Sungjin Kim, CEO	2009	$-	$-	$-	$-	$-	$-	$-	$-
Inho Cho, Interim CFO	2009	$-	$-	$-	$-	$-	$-	$-	$-
David Price, Secretary	2009	$-	$-	$-	$-	$-	$-	$-	$-

	Amount and Nature of
Name and Address of Beneficial Owner (1) (2)	Beneficial Ownership	Percent

Charles Camorata, CEO and Director (3) (6) (8)	22,500	0.66%
Karen Alders, CFO and Director (3) (8)	-	0.00%
Sungjin Kim, CEO and Director (7) (9)	2,700,000	79.39%
Stephen V. Williams, CEO and Director	-	0.00%
Inho Cho, Interim CFO (4)	-	0.00%
Bruce Harmon, Interim CFO and Director	-	0.00%
Mervyn M. Dymally, Director	-	0.00%
David Price, Secretary (5)	-	0.00%

(1) Unless otherwise noted, the address of each person or entity listed is c/o Winwheel Bullion, Inc.,4695 MacArthur Court, 11th Floor, Newport Beach, CA  92660. ;
(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants or convertible securities that are currently exercisable or exercisable within 60 days of December 31, 2007, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.  Except as indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3) Mr. Camorata and Ms. Alders' address is 11637 Orpington Street, Orlando, FL 32817.
(4) Mr. Cho's address is 4840 Irvine Blvd., #113, Irvine, CA  92620.
(5) Mr. Price's address is 1915 Eye Street, N.W., Washington, D.C. 20006.
(6) Includes shares owned by relatives of Mr. Camorata.
(7) Includes shares owned by Winwheel Bullion Holdings, LLC.
(8) Resigned September 12, 2008.
(9) Resigned June 23, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 79.3% of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company has paid $18,000 and $12,000 for its quarterly financial reviews, Form 10-Q reviews, and Form 10-K reviews for 2009 and 2008, respectively.  The Company has paid $20,000 and $24,000 for its annual financial audits for 2007 and 2006, respectively.

Tax Fees

The Company’s taxes are prepared internally therefore no fees have been paid associated with tax preparation.

All Other Fees

The Company has no other related fees.

The Company’s Audit Committee has an Audit Committee Charter with the appropriate policies and procedures regarding approvals.  The Audit Committee has approved of all items disclosed in this section.

The Company’s auditors are Choi, Kim & Park, LLP, located in Los Angeles, California.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Item 8. Financial Statements and Supplementary Data.

Exhibits

See the Exhibit Index following the signature page of this Registration Statement, which Exhibit Index is incorporated herein by reference.

3.1	Articles of Incorporation, as Amended*

3.2	Bylaws*

31.1
Certification of Chief Executive Officer of Winwheel Bullion, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2
Certification of Chief Financial Officer of Winwheel Bullion, Inc. required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer of Winwheel Bullion, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.**

32.2	Certification of Chief Financial Officer of Winwheel Bullion, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.**

*	Previously filed with the Form 8-K filed on April 7, 2007 and is incorporated herein by reference.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Stephen V. Williams	June 26, 2009
Stephen V. Williams, Chief Executive Officer	Date

/s/ Bruce Harmon	June 26, 2009
Bruce Harmon, Interim Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen V. Williams	June 26, 2009
Stephen V. Williams, Director	Date

/s/ Bruce Harmon	June 26, 2009
Bruce Harmon, Director	Date

/s/ Mervyn M. Dymally	June 26, 2009
Mervyn M. Dymally, Director	Date

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case see Rule 12b-23(d)), every registrant which files an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information, at the time of filing its report on this Form, four copies of the following:

(1) Any annual report to security holders covering the registrant’s last fiscal year; and
(2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders.

(b) The foregoing material shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

(c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report of this Form, the registrant shall so state under this caption and shall furnish copies of such material to the Commission when it is sent to security holders.