Form 10-Q
period 2009-06-30
Winwheel Bullion Inc.
filed 2009-07-21
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July 21, 2009, the registrant had 3,400,726 shares of its Common Stock outstanding.

TABLE OF CONTENTS

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 1

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	March 31,
	2009	2009
	(unaudited)
ASSETS
Current assets
Cash	$606	$606
Prepaid Expenses	12,780	-
Total current assets	13,386	606
Total assets	$13,386	$606

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$138,709	$131,709
Related party payable	67,864	46,502
Notes payable to affiliate	61,000	61,000
Interest payable to shareholder	4,523	3,593
Total current liabilities	272,096	242,804
Total liabilities	272,096	242,804
Stockholders' Deficiency
Common stock, $.001 par value, 95,000,000 shares authorized; 3,400,726 shares issued and outstanding	3,401	3,401
Additional paid-in capital	8,273,839	8,273,839
Accumulated deficit during the development stage	(8,535,950)	(8,519,438)
Total Stockholders' Deficiency	(258,710)	(242,198)

Total Liabilities and Stockholders' Deficiency	$13,386	$606

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

			For the Period
			August 19, 1999
	Three Months Ended June 30,		(Inception) to
	2009	2008	June 30, 2009

Sales	$-	$811	$370,800
Cost of sales	-	-	-
Gross profit	-	811	370,800
General and administrative expenses	15,582	13,964	6,778,926
Impairment of long-lived assets	-	-	855
Impairment of loan receivable	-	-	130,000
Total expenses	15,582	13,964	6,909,781
Loss from operations	(15,582)	(13,153)	(6,538,981)
Other income (expense)
Interest expense	(930)	(483)	(547,330)
Other income	-	-	56,889
Loss on conversion of shareholder debt	-	-	(1,506,528)
Net Loss	$(16,512)	$(13,636)	$(8,535,950)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average shares outstanding	3,400,726	3,400,726

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
	Three Months Ended		August 19, 1999
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Cash flows from operating activities
Net loss	$(16,512)	$(13,636)	$(8,545,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	169	52,789
Impairment of long-lived assets	-	-	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,817
Common stock issued for services	-	-	123,599
Loss on conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by shareholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities
Accounts receivable, net	-	4,734	-
Prepaid expenses	(12,780)	-	(12,780)
Accounts payable and accrued liabilities	7,000	(5,424)	147,963
Interest payable to shareholder	930	(217)	340,280
Deferred revenue	-	(810)	-
Net cash used in operating activities	(21,362)	(15,184)	(4,639,429)
Cash flows from investing activities
Acquisition of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)
Net cash used by investing activities	-	-	(183,644)
Cash flows from financing activities
Proceeds from parent company	-	-	697,193
Proceeds from notes payable - other	-	-	385,000
Proceeds from notes payable - shareholder	21,362	-	1,847,012
Proceeds from notes payable - affiliates	-	19,000	2,564,191
Payments on notes payable - other	-	-	(338,018)
Payments on notes payable - shareholder	-	-	(190,699)
Payments on notes payable - affiliates	-	(4,000)	(141,000)
Net cash provided by financing activities	21,362	15,000	4,823,679

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
	Three Months Ended		August 19, 1999
	June 30,		(Inception) to
	2009	2008	June 30, 2009
Net increase in cash	-	(184)	607
Cash at beginning of year	606	737	-
Cash at end of year	$606	$553	$607
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited condensed financial statements of Winwheel Bullion, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended June 30, 2009 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim condensed financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $16,512 and $6,954 for the three months ended June 30, 2009 and the year ended March 31, 2009, respectively.  The Company had an accumulated deficit of $8,535,950 at June 30, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE

Martin consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the three months ended June 30, 2009 and the year ended March 31, 2009 are as follows:

Balance at March 31, 2008	$42,500
Issued	18,500
Balance at March 31, 2009	61,000
Issued	-
Balance at June 30, 2009	$61,000

From the time of change in control of the Company, Martin Consultants, Inc. and Jeffrey Martin have agreed to forgo any further interest payments and the Company owes no interest to Martin Consultants, Inc.

Since the change in control of the Company, Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), the majority shareholder of the Company, periodically provided loans to the Company for working capital needs. WBHLLC is 100% owned by Sungjin Kim.  Activity for the three months ended June 30, 2009 and the year ended March 31, 2009 are as follows:

Balance at March 31, 2008	$9,254
Issued	37,248
Balance at March 31, 2009	46,502
Issued	21,362
Balance at June 30, 2009	$67,864

The notes issued to WBHLLC are payable on demand and bears interest at the rate of 8% per year.

NOTE 5 – RELATED PARTIES

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 79.3% of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.  Additionally, as discussed in Note 4, the Company owes WBHLLC $67,864 as of June 30, 2009.  The Company has accrued interest payable to WBHLLC of $4,523 as of June 30, 2009.

NOTE 6 - IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 7 - STOCKHOLDERS' EQUITY

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

Results of Operations for the Three Months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008.

Overview

Total revenues decreased to $0 for the three months ended June 30, 2009 from $811 for the three months ended June 30, 2008.

Total operating expenses increased to $15,582 for the three months ended June 30, 2009 from $13,964 for the three months ended June 30, 2008. This $1,618 or 11.6% increase was primarily attributable to the increase in professional and consulting fees and insurance expenses.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash of $606 and a deficit in working capital of $258,710. Net loss was $16,512 for the three months ended June 30, 2009. The Company generated a negative cash flow from operations of $21,362 for the three months ended June 30, 2009. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in prepaid expenses, $12,780, and accounts payable and accrued liabilities, $7,000.  The increase in financing activities is attributable to the Company’s proceeds from its shareholder, $21,362.

	Three Months Ended
	June 30, 2009	June 30, 2008
Cash used in operating activities	$(21,362)	$(15,184)
Cash used in investing activities	-	-
Cash provided by financing activities	21,362	15,000
Net changes to cash	$-	$(184)

Cash used in operations increased by $6,178 to $21,362 for the three months ended June 30, 2009 from $15,184 for the corresponding prior period. The decrease is attributable to decreases in delivery expenses, professional and consulting fees and other general and administrative expenses.

Cash provided from financing activities for the three months ended June 30, 2009 was $21,362.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $16,512 for the three months ended June 30, 2009 compared to $811 and $(13,636) for the three months ended June 30, 2008.  The Company had an accumulated deficit of $8,535,950 at June 30, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

32.1 (2)	Certification of Chief Executive Officer of Winwheel Bullion, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

32.2 (2)	Certification of Chief Financial Officer of Winwheel Bullion, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

(1)	Previously filed with the form 8-K filed on April 7, 2004 and is incorporated herein by reference.
(2)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

WINWHEEL BULLION, INC.

Date: July 21, 2009	By:	/s/ Stephen V. Williams
Stephen V. Williams
Chief Executive Officer

Date: July 21, 2009	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Financial Officer