Form 10-Q
period 2009-09-30
Winwheel Bullion Inc.
filed 2009-11-12
CIK 1399480

 SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

FORM 10-Q
______________________

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 29, 2009, the registrant had 3,700,726 shares of its Common Stock outstanding.

TABLE OF CONTENTS

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)

	Part I – Financial Information
Item 1	Financial Statements
	Balance Sheets as of September 30, 2009 and March 31, 2009	3
	Statements of Operations for the Six Months and Three Months Ended September 30, 2009, and 2008 and for the Period from Inception, August 19, 1999, through September 30, 2009	4
	Statements of Cash Flows for the Six Months Ended September 30, 2009, and 2008 and the Period from Inception, August 19, 1999, through September 30, 2009	5
	Notes to the Financial Statements	6
Item 2	Management’s Discussion and Analysis or Plan of Operation	9
Item 3	Quantitative and Qualitative Disclosures about Market Risk	12
Item 4	Controls and Procedures	12
	Part II – Other Information
Item 1	Legal Proceedings	13
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Submission Of Matters To A Vote Of Security Holders	13
Item 5	Other Information	13
Item 6	Exhibits	13

ITEM 1

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	March 31,
	2009	2009
	(unaudited)

ASSETS

Current assets
Cash	$493	$606
Prepaid Expenses	9,513	-

Total current assets	10,006	606

Total assets	$10,006	$606

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$139,558	$131,709
Related party payable	76,606	46,502
Notes payable to affiliate	-	61,000
Interest payable to shareholder	5,880	3,593
Total current liabilities	222,044	242,804
Total liabilities	222,044	242,804

Stockholders' Deficiency
Common stock, $.001 par value, 95,000,000 shares
authorized; 3,400,726 shares issued and outstanding	3,701	3,401
Additional paid-in capital	8,334,539	8,273,839
Accumulated deficit during the development stage	(8,550,278)	(8,519,438)
Total Stockholders' Deficiency	(212,038)	(242,198)

Total Liabilities and Stockholders' Deficiency	$10,006	$606

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					For the Period
					August 19, 1999
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Sales	$-	$-	$-	$811	$370,800
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	811	370,800

General and administrative expenses	12,971	8,984	28,553	22,948	6,791,897
Impairment of long-lived assets	-	855	-	855	855
Impairment of loan receivable	-	-	-	-	130,000
Total expenses	12,971	9,839	28,553	23,803	6,922,752
Loss from operations	(12,971)	(9,839)	(28,553)	(22,992)	(6,551,952)

Other income (expense)
Interest expense	(1,357)	(1,220)	(2,287)	(1,703)	(548,687)
Other income	-	8,800	-	8,800	56,889
Loss from conversion of shareholder debt	-	-	-	-	(1,506,528)
Net Loss	$(14,328)	$(2,259)	$(30,840)	$(15,895)	$(8,550,278)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding	3,514,856	3,400,726	3,458,103	3,400,726

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(30,840)	$(15,895)	$(8,550,278)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	338	52,789
Impairment of long-lived assets	-	855	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,817
Common stock issued for services	-	-	123,599
Loss from conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by stockholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities
Accounts receivable, net	-	4,734	-
Prepaid expenses	(9,513)	-	(9,513)
Accounts payable and accrued liabilities	7,849	(5,424)	148,812
Interest payable to stockholder	2,287	1,002	341,637
Deferred revenue	-	(810)	-

Net cash used in operating activities	(30,217)	(15,200)	(4,638,284)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)

Net cash used in investing activities	-	-	(183,644)

Cash flows from financing activities
Proceeds from parent company	-	-	697,193
Proceeds from notes payable - other	-	-	385,000
Proceeds from notes payable - stockholder	30,104	-	1,845,754
Proceeds from notes payable - affiliates	(61,000)	18,500	2,503,191
Proceeds from conversion of debt to common stock	61,000	-	61,000
Payments on notes payable - other	-	-	(338,018)
Payments on notes payable - stockholder	-	(4,000)	(190,699)
Payments on notes payable - affiliates	-	-	(141,000)

Net cash provided by financing activities	30,104	14,500	4,822,421

Net increase (decrease) in cash	(113)	(700)	493
Cash at beginning of period	606	737	-
Cash at end of period	$493	$37	$493

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of Winwheel Bullion, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended September 30, 2009 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $30,840 and $6,954 for the six months ended September 30, 2009 and the year ended March 31, 2009, respectively.  The Company had an accumulated deficit of $8,550,278 at September 30, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – BALANCE SHEET DETAILS

Prepaid expenses consist of the following:

Prepaid insurance	$9,513
Total prepaid expenses	$9,513

Accounts payable consists of the following:

Vendors	$139,558
Total accounts payable	$139,558

NOTE 5 - NOTES PAYABLE

Martin Consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the six months ended September 30, 2009 and the year ended March 31, 2009 are as follows:

Balance at March 31, 2008	$42,500
Issued	18,500
Balance at March 31, 2009	61,000
Converted to common stock	(61,000)
Balance at September 30, 2009	$-

From the time of change in control of the Company, Martin Consultants, Inc. and Jeffrey Martin have agreed to forgo any further interest payments and the Company owes no interest to Martin Consultants, Inc.  In July 2009, the balance was converted to 300,000 shares of common stock of the Company.

Since the change in control of the Company, Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), the majority shareholder of the Company, periodically provided loans to the Company for working capital needs. WBHLLC is 100% owned by Sungjin Kim.  Activity for the six months ended September 30, 2009 and the year ended March 31, 2009 are as follows:

Balance at March 31, 2008	$9,254
Issued	37,248
Balance at March 31, 2009	46,502
Issued	30,104
Balance at September 30, 2009	$76,606

The notes issued to WBHLLC are payable on demand and bears interest at the rate of 8% per year.

NOTE 6 – RELATED PARTIES

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 48.6% of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.  Additionally, as discussed in Note 4, the Company owes WBHLLC $76,606 as of September 30, 2009.  The Company has accrued interest payable to WBHLLC of $5,880 as of September 30, 2009.

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

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

On July 28, 2009, the Company’s board of directors by unanimous written consent authorized the conversion of the $61,000 debt to Martin Consultants, Inc. to 300,000 shares of common stock of the Company (see Note 5).

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

Preferred Stock

The Company authorized 5,000,000 shares of preferred stock at $0.001 par value.  As or September 30, 2009, no shares have been issued or are outstanding.

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

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008.

Overview

Total revenues did not change from $0 for the three months ended September 30, 2009 from $0 for the three months ended September 30, 2008.

Total operating expenses increased to $12,971 for the three months ended September 30, 2009 from $9,839 for the three months ended September 30, 2008. This $3,132 or 31.8% increase was primarily attributable to the increase in professional and consulting fees and insurance expenses.

Results of Operations for the Six Months Ended September 30, 2009 as Compared to the Six Months Ended September 30, 2008.

Overview

Total revenues decreased to $0 for the six months ended September 30, 2009 from $811 for the six months ended September 30, 2008.

Total operating expenses increased to $28,553 for the six months ended September 30, 2009 from $23,803 for the six months ended September 30, 2008. This $4,750 or 20.0% increase was primarily attributable to the increase in professional and consulting fees and insurance expenses.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash of $493 and a deficit in working capital of $273,038. Net loss was $30,840 for the six months ended September 30, 2009. The Company generated a negative cash flow from operations of $30,217 for the six months ended September 30, 2009. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in prepaid expenses, $9,513.  The increase in financing activities is attributable to the Company’s proceeds from its shareholder, $30,104.

	Six Months Ended
	September 30, 2009	September 30, 2008
Cash used in operating activities	$(30,217)	$(15,200)
Cash used in investing activities	-	-
Cash provided by financing activities	30,104	14,500
Net changes to cash	$(113)	$(700)

Cash used in operations increased by $15,017 to $30,217 for the six months ended September 30, 2009 from $15,200 for the corresponding prior period. The increase is attributable to increases in professional and consulting fees and other general and administrative expenses.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $30,840 for the six months ended September 30, 2009 compared to $811 and $15,895 for the six months ended September 30, 2008.  The Company had an accumulated deficit of $8,550,278 at September 30, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Sungjin Kim owns indirectly through related parties approximately 48.6% of our outstanding common stock, and has significant influence over our corporate decisions, and as a result, if you invest in us, your ability to affect corporate decisions will be limited.

Sungjin Kim holds 1,800,000 shares of our common stock indirectly through Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), representing approximately 48.6% of the outstanding shares of our common stock.  Accordingly, Mr. Kim will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Kim will likely continue to be our largest shareholder. The interests of Mr. Kim may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share in fiscal 2006. The Company issued 100,000 shares of stock options in fiscal 2007, recognizing $24,150 of compensation expense.  Any future issuances of stock options, in addition to the fiscal 2006 issuances, will cause additional compensation expense to be recognized.  As of September 30, 2009, there are no outstanding stock options.

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ending March 31, 2009 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this on-going evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of September 30, 2009 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

WINWHEEL BULLION, INC.

Date: November 12, 2009	By:	/s/ Stephen V. Williams
Stephen V. Williams
Chief Executive Officer

Date: November 12, 2009	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Financial Officer