Form 10-Q
period 2009-12-31
Winwheel Bullion Inc.
filed 2010-02-03
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

As of January 29, 2010, the registrant had 3,700,726 shares of its Common Stock outstanding.

TABLE OF CONTENTS

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)

	Part I – Financial Information
Item 1	Financial Statements
	Balance Sheets as of December 31, 2009 and March 31, 2009	3
	Statements of Operations for the Nine Months and Three Months Ended December 31, 2009, and 2008 and for the Period from Inception, August 19, 1999, through December 31, 2009	4
	Statements of Cash Flows for the Nine Months Ended December 31, 2009, and 2008 and the Period from Inception, August 19, 1999, through December 31, 2009	5
	Notes to the Financial Statements	7
Item 2	Management’s Discussion and Analysis or Plan of Operation	10
Item 3	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4	Controls and Procedures	13
	Part II – Other Information
Item 1	Legal Proceedings	14
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission Of Matters To A Vote Of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits	14

ITEM 1

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	March 31,
	2009	2009
	(unaudited)

ASSETS

Current assets
Cash	$333	$606
Prepaid Expenses	6,247	-

Total current assets	6,580	606

Total assets	$6,580	$606

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$139,559	$131,709
Related party payable	85,043	46,502
Notes payable to affiliate	-	61,000
Interest payable to shareholder	7,412	3,593

Total current liabilities	232,014	242,804

Total liabilities	232,014	242,804

Stockholders' Deficiency
Common stock, $.001 par value, 95,000,000 shares authorized; 3,700,726 and 3,400,726 shares issued and outstanding, respectively	3,701	3,401
Additional paid-in capital	8,334,539	8,273,839
Accumulated deficit during the development stage	(8,563,675)	(8,519,438)

Total Stockholders' Deficiency	(225,435)	(242,198)

Total Liabilities and Stockholders' Deficiency	$6,579	$606

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					For the Period
					August 19, 1999
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Sales	$-	$-	$-	$811	$370,800
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	811	370,800
General and administrative expenses	11,864	9,354	40,417	32,302	6,803,761
Impairment of long-lived assets	-	-	-	855	855
Impairment of loan receivable	-	-	-	-	130,000
Total expenses	11,864	9,354	40,417	33,157	6,934,616
Loss from operations	(11,864)	(9,354)	(40,417)	(32,346)	(6,563,816)
Other income (expense)
Interest expense	(1,532)	(1,286)	(3,819)	(2,989)	(550,219)
Other income	-	31,073	-	39,873	56,889
Loss from conversion of shareholder debt	-	-	-	-	(1,506,528)
Net Income (Loss)	$(13,396)	$20,433	$(44,237)	$4,538	$(8,563,675)

Basic and diluted loss per share	$(0.00)	$0.01	$(0.01)	$0.00
Weighted average shares outstanding	3,700,726	3,400,726	3,539,271	3,400,726

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Nine Months Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities
Net income (loss)	$(44,237)	$4,538	$(8,563,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	338	52,789
Impairment of long-lived assets	-	855	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,817
Common stock issued for services	-	-	123,599
Loss from conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by stockholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities
Accounts receivable, net	-	4,734	-
Prepaid expenses	(6,247)	-	(6,247)
Accounts payable and accrued liabilities	7,849	(36,497)	148,813
Interest payable to stockholder	3,819	2,288	343,169
Deferred revenue	-	(810)	-

Net cash used in operating activities	(38,815)	(24,554)	(4,646,881)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)

Net cash used in investing activities	-	-	(183,644)

Cash flows from financing activities
Proceeds from parent company	-	9,354	697,193
Proceeds from notes payable - other	-	-	385,000
Proceeds from notes payable - stockholder	38,541	-	1,854,191
Proceeds from notes payable - affiliates	(61,000)	18,500	2,503,191
Proceeds from conversion of debt to common stock	61,000	-	61,000
Payments on notes payable - other	-	-	(338,018)
Payments on notes payable - stockholder	-	(4,000)	(190,699)
Payments on notes payable - affiliates	-	-	(141,000)

Net cash provided by financing activities	38,541	23,854	4,830,858

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Nine Months Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009

Net increase (decrease) in cash	(274)	(700)	333

Cash at beginning of period	606	737	-

Cash at end of period	$332	$37	$333

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-

Taxes paid	$-	$-	$-

See accompanying notes to financial statements.

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of Winwheel Bullion, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended December 31, 2009 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2010. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose. In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $44,236 and $6,954 for the nine months ended December 31, 2009 and the year ended March 31, 2009, respectively.  The Company had an accumulated deficit of $8,563,674 at December 31, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – BALANCE SHEET DETAILS

Prepaid expenses consist of the following:

Prepaid insurance	$6,247

Total prepaid expenses	$6,247

Accounts payable consists of the following:

Vendors	$139,559

Total accounts payable	$139,559

NOTE 5 - NOTES PAYABLE

Martin Consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the nine months ended December 31, 2009 and the year ended March 31, 2009 are as follows:

Balance at March 31, 2008	$42,500
Issued	18,500
Balance at March 31, 2009	61,000
Converted to common stock	(61,000)
Balance at December 31, 2009	$-

From the time of change in control of the Company, Martin Consultants, Inc. and Jeffrey Martin have agreed to forgo any further interest payments and the Company owes no interest to Martin Consultants, Inc.  In July 2009, the balance was converted to 300,000 shares of common stock of the Company.

Since the change in control of the Company, Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), the majority shareholder of the Company, periodically provided loans to the Company for working capital needs. WBHLLC is 100% owned by Sungjin Kim.  Activity for the nine months ended December 31, 2009 and the year ended March 31, 2009 are as follows:

Balance at March 31, 2008	$9,254
Issued	37,248
Balance at March 31, 2009	46,502
Issued	38,541
Balance at December 31, 2009	$85,043

The notes issued to WBHLLC are payable on demand and bears interest at the rate of 8% per year.

NOTE 6 – RELATED PARTIES

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 48.6% of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.  Additionally, as discussed in Note 4, the Company owes WBHLLC $85,043 as of December 31, 2009.  The Company has accrued interest payable to WBHLLC of $7,412 as of December 31, 2009.

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

Preferred Stock

The Company authorized 5,000,000 shares of preferred stock at $0.001 par value.  As or December 31, 2009, no shares have been issued or are outstanding.

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

Results of Operations for the Three Months Ended December 31, 2009 as Compared to the Three Months Ended December 31, 2008.

Overview

Total revenues did not change from $0 for the three months ended December 31, 2009 from $0 for the three months ended December 31, 2008.

Total operating expenses increased to $11,864 for the three months ended December 31, 2009 from $9,354 for the three months ended December 31, 2008. This $2,510 or 26.8% increase was primarily attributable to the increase in professional and consulting fees and insurance expenses.

Results of Operations for the Nine Months Ended December 31, 2009 as Compared to the Nine Months Ended December 31, 2008.

Overview

Total operating expenses increased to $40,417 for the nine months ended December 31, 2009 from $32,302 for the nine months ended December 31, 2008. This $8,115 or 25.1% increase was primarily attributable to the increase in professional and consulting fees and insurance expenses.

Liquidity and Capital Resources

As of December 31, 2009, the Company had cash of $333 and a deficit in working capital of $8,563,674. Net loss was $44,236 for the nine months ended December 31, 2009. The Company generated a negative cash flow from operations of $38,814 for the nine months ended December 31, 2009. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in prepaid expenses, $6,247, increase in accounts payable and accrued liabilities, $7,850, and interest payable to stockholder, $3,819.  The increase in financing activities is attributable to the Company’s proceeds from its shareholder, $38,541.

	Nine Months Ended
	December 31, 2009	December 31, 2008
Cash used in operating activities	$(38,814)	$(24,554)
Cash used in investing activities	-	-
Cash provided by financing activities	38,541	23,854
Net changes to cash	$(273)	$(700)

Cash used in operations increased by $14,260 to $38,814 for the nine months ended December 31, 2009 from $24,554 for the corresponding prior period. The increase is attributable to increases in professional and consulting fees and other general and administrative expenses.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $44,236 for the nine months ended December 31, 2009 compared to income of $811 and net income of $4,538 for the nine months ended December 31, 2008.  The Company had an accumulated deficit of $8,563,674 at December 31, 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share in fiscal 2006. The Company issued 100,000 shares of stock options in fiscal 2007, recognizing $24,150 of compensation expense.  Any future issuances of stock options, in addition to the fiscal 2006 issuances, will cause additional compensation expense to be recognized.  As of December 31, 2009, there are no outstanding stock options.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this on-going evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2009 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

WINWHEEL BULLION, INC.

Date: February 1, 2010	By:	/s/ Stephen V. Williams
Stephen V. Williams
Chief Executive Officer

Date: February 1, 2010	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Financial Officer