Form 10-Q/A
period 2009-09-30
Winwheel Bullion Inc.
filed 2010-02-22
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

ITEM 1

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	March 31,
	2009	2009
	(unaudited)

ASSETS

Current assets
Cash	$493	$606
Prepaid Expenses	9,513	—
Total current assets	10,006	606
Total assets	$10,006	$606

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$139,558	$131,709
Related party payable	76,606	46,502
Notes payable to affiliate	—	61,000
Interest payable to shareholder	5,880	3,593
Total current liabilities	222,044	242,804
Total liabilities	222,044	242,804
Stockholders' Deficiency
Common stock, $.001 par value, 95,000,000 shares authorized; 3,400,726 shares issued and outstanding	3,701	3,401
Additional paid-in capital	8,334,539	8,273,839
Accumulated deficit during the development stage	(8,550,278)	(8,519,438)
Total Stockholders' Deficiency	(212,038)	(242,198)

Total Liabilities and Stockholders' Deficiency	$10,006	$606

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					For the Period
					August 19, 1999
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Sales	$—	$—	$—	$811	$370,800
Cost of sales	—	—	—	—	—
Gross profit	—	—	—	811	370,800
General and administrative expenses	12,971	8,984	28,553	22,948	6,791,897
Impairment of long-lived assets	—	855	—	855	855
Impairment of loan receivable	—	—	—	—	130,000
Total expenses	12,971	9,839	28,553	23,803	6,922,752
Loss from operations	(12,971)	(9,839)	(28,553)	(22,992)	(6,551,952)
Other income (expense)
Interest expense	(1,357)	(1,220)	(2,287)	(1,703)	(548,687)
Other income	—	8,800	—	8,800	56,889
Loss from conversion of shareholder debt	—	—	—	—	(1,506,528)
Net Loss	$(14,328)	$(2,259)	$(30,840)	$(15,895)	$(8,550,278)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares outstanding	3,514,856	3,400,726	3,458,103	3,400,726

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(30,840)	$(15,895)	$(8,550,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	338	52,789
Impairment of long-lived assets	—	855	855
Impairment of loan receivable	—	—	130,000
Accrued interest payable converted to equity	—	—	209,817
Common stock issued for services	—	—	123,599
Loss from conversion of stockholder debt to common stock	—	—	1,506,528
Expenses paid by stockholder and affiliate	—	—	636,796
Payables and services converted to common stock	—	—	770,674
Changes in operating assets and liabilities
Accounts receivable, net	—	4,734	—
Prepaid expenses	(9,513)	—	(9,513)
Accounts payable and accrued liabilities	7,849	(5,424)	148,812
Interest payable to stockholder	2,287	1,002	341,637
Deferred revenue	—	(810)	—
Net cash used in operating activities	(30,217)	(15,200)	(4,638,284)
Cash flows from investing activities
Acquisition of property and equipment	—	—	(53,644)
Loan receivable	—	—	(130,000)
Net cash used in investing activities	—	—	(183,644)
Cash flows from financing activities
Proceeds from parent company	—	—	697,193
Proceeds from notes payable - other	—	—	385,000
Proceeds from notes payable - stockholder	30,104	—	1,845,754
Proceeds from notes payable - affiliates	(61,000)	18,500	2,503,191
Proceeds from conversion of debt to common stock	61,000	—	61,000
Payments on notes payable - other	—	—	(338,018)
Payments on notes payable - stockholder	—	(4,000)	(190,699)
Payments on notes payable - affiliates	—	—	(141,000)
Net cash provided by financing activities	30,104	14,500	4,822,421

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009
Net increase (decrease) in cash	(113)	(700)	493
Cash at beginning of period	606	737	—
Cash at end of period	$493	$37	$493
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$—	$—
Taxes paid	$—	$—	$—

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

NOTE 5 - NOTES PAYABLE

Martin Consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the six months ended September 30, 2009 and the year ended March 31, 2009 are as follows:

Balance at March 31, 2008	$42,500
Issued	18,500
Balance at March 31, 2009	61,000
Converted to common stock	(61,000)
Balance at September 30, 2009	$—

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

	Six Months Ended
	September 30, 2009	September 30, 2008
Cash used in operating activities	$(30,217)	$(15,200)
Cash used in investing activities	—	—
Cash provided by financing activities	30,104	14,500
Net changes to cash	$(113)	$(700)

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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, the end on the period covered by this report. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  The Company, due to the lack of staffing, did not have proper segregation of duties.

Changes in Internal Control over Financial Reporting

During the quarter ended September 31, 2009, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WINWHEEL BULLION, INC.

Date: February 22, 2010	By:	/s/ Stephen V. Williams
Stephen V. Williams
Chief Executive Officer

Date: February 22, 2010	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Financial Officer