Form 10-Q/A
period 2009-12-31
Winwheel Bullion Inc.
filed 2010-04-02
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

FORM 10-Q/A
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

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Interim Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, the end of the period covered by this report.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.   The Company does not have adequate staffing, and does not have proper segregation of duties.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WINWHEEL BULLION, INC.

Date: April 2, 2010	By:	/s/ Stephen V. Williams
Stephen V. Williams
Chief Executive Officer

Date: April 2, 2010	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Financial Officer