Form 10-K
period 2010-03-31
Winwheel Bullion Inc.
filed 2010-05-14
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010                        Commission file number 000-52677

WINWHEEL BULLION, INC.
(Exact name of registrant as specified in its Charter)

Delaware	26-3773798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, 11th Floor, Newport Beach, California  92660
(Address of principal executive offices)
Registrant’s telephone number: (202) 536-5191

Securities registered pursuant to Section 12(b) of the Act:

Title of each class __________________________________________________________________	Name of each exchange on which registered ________________________________________________________________
None	None

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

Employees

As of March 31, 2010, the Company had no employees.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share in fiscal 2006. The Company issued 100,000 shares of stock options in fiscal 2007, recognizing $24,150 of compensation expense.  Any future issuances of stock options, in addition to the fiscal 2006 issuances, will cause additional compensation expense to be recognized.  As of March 31, 2010, there are no outstanding stock options.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “WWBU.OB.”  As of March 31, 2010, the Company’s common stock was held by approximately 187 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 7, 2007.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	March 31, 2010		March 31, 2009
	High	Low	High	Low

First Quarter	$0.51	$0.15	$0.30	$0.06
Second Quarter	$0.51	$0.20	$1.50	$0.04
Third Quarter	$0.60	$0.20	$1.50	$0.30
Fourth Quarter	$0.35	$0.11	$1.01	$0.21

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

COMPARISON OF THE YEAR ENDED MARCH 31, 2010 TO THE YEAR ENDED MARCH 31, 2009

Results of Operations

Overview

There were no revenues for the years ended March 31, 2010 and 2009.

Total operating expenses increased to $68,109 for the year ended March 31, 2010 from $60,482 for the year ended March 31, 2009. This $7,627 or 12.6% increase was primarily attributable to insurance expenses.

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash of $38 and a deficit in working capital of $254,834. Net loss was $73,636 for the year ended March 31, 2010. The Company generated a negative cash flow from operations of $48,302 for the year ended March 31, 2010. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in accounts payable and accrued liabilities, $22,789.  The increase in financing activities is primarily attributable to the Company’s proceeds from notes payable – stockholder, $47,734.

	For the Years Ended
	March 31, 2010	March 31, 2009	March 31, 2008

Cash used in operating activities	$(48,302)	$(51,879)	$(52,802)
Cash used in investing activities	$-	$-	$-
Cash provided by financing activities	$47,734	$51,748	$53,200
Net changes in cash	$(568)	$(131)	$398

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $73,636 and $6,954 for the years ended March 31, 2010 and 2009, respectively.  The Company had an accumulated deficit of $8,593,074 at March 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery..

Product Warranty Reserves

Not applicable.

Inventories

Not applicable.

Allowance for Uncollectible Accounts

We are required to estimate the collectibility of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience..

Impairment of Long-Term Assets

In accordance with Accounting Standard Codification (ASC) 360-10, “Impairment or Disposal of Long-lived Assets,” the Company reviews for Impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant industry or economic trends. An impairment of $855 was recognized on long lived assets during the year ended March 31, 2009.

Fair Value of Stock-based Compensation

Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Index	Page

Reports of Independent Registered Public Accounting Firms	11
Financial Statements
Balance Sheets	12
Statements of Operations	13
Statements of Stockholders’ Deficiency	14
Statements of Cash Flows	15 – 16
Notes to Financial Statements	17 – 22

Board of Directors
Winwheel Bullion, Inc.

We have audited the accompanying balance sheets of Winwheel Bullion, Inc. as of March 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winwheel Bullion, Inc. as of March 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

CHOI, KIM & PARK, LLP

Los Angeles, California
May 13, 2010

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	March 31,
	2010	2009

ASSETS

Current assets
Cash	$38	$606
Prepaid Expenses	2,982	-
Total current assets	3,020	606
Total assets	$3,020	$606

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$154,498	$131,709
Related party payable	94,236	46,502
Notes payable to affiliate	-	61,000
Interest payable to shareholder	9,120	3,593
Total current liabilities	257,854	242,804
Total liabilities	257,854	242,804

Stockholders' Deficiency
Common stock, $.001 par value, 95,000,000 shares
authorized; 3,700,726 and 3,400,726 shares issued
and outstanding, respectively	3,701	3,401
Additional paid-in capital	8,334,539	8,273,839
Accumulated deficit during the development stage	(8,593,074)	(8,519,438)
Total Stockholders' Deficiency	(254,834)	(242,198)
Total Liabilities and Stockholders' Deficiency	$3,020	$606

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period
			August 19, 1999
	Years Ended		(Inception) to
	December 31,		March 31,
	2010	2009	2010

Sales	$-	$-	$370,800
Cost of sales	-	-	-
Gross profit	-	-	370,800
General and administrative
expenses	68,109	59,627	6,831,453
Impairment of long-lived assets	-	855	855
Impairment of loan receivable	-	-	130,000
Total expenses	68,109	60,482	6,962,308
Loss from operations	(68,109)	(60,482)	(6,591,508)

Other income (expense)
Interest expense	(5,527)	(3,361)	(551,927)
Other income	-	56,889	56,889
Loss from conversion of
shareholder debt	-	-	(1,506,528)
Net Income (Loss)	$(73,636)	$(6,954)	$(8,593,074)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average shares outstanding	3,579,082	3,400,726

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Period August 19, 1999 (Inception) to March 31, 2010

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception, August 19, 1999	-	$-	$-	$-	$-
Issuance of common stock	2,000	2	18	-	20
Net loss	-	-	-	(84,021)	(84,021)
		-
Balance at December 31, 1999	2,000	2	18	(84,021)	(84,001)
Net loss	-	-	-	(230,879)	(230,879)

Balance at December 31, 2000	2,000	2	18	(314,900)	(314,880)
Net loss	-	-	-	(494,816)	(494,816)

Balance at December 31, 2001	2,000	2	18	(809,716)	(809,696)
Net loss	-	-	-	(384,590)	(384,590)

Balance at December 31, 2002	2,000	2	18	(1,194,306)	(1,194,286)
Reclassification of debt to equity	4,300	4	1,581,979	-	1,581,983
Net loss	-	-	-	(736,364)	(736,364)

Balance at December 31, 2003	6,300	6	1,581,997	(1,930,670)	(348,667)
Net loss	-	-	-	(205,994)	(205,994)

Balance at March 31, 2004	6,300	6	1,581,997	(2,136,664)	(554,661)
Net loss	-	-	-	(1,592,469)	(1,592,469)

Balance at March 31, 2005	6,300	6	1,581,997	(3,729,133)	(2,147,130)
Net loss	-	-	-	(1,376,529)	(1,376,529)

Balance at March 31, 2006	6,300	6	1,581,997	(5,105,662)	(3,523,659)
Shares issued for services	88,285	88	123,511	-	123,599
Expenses paid by related party	-	-	515,000	-	515,000
Stock issued as dividend	2,636,564	2,637	(2,637)	-	-
Conversion of SKRM Interactive
payable to equity	-	-	4,382,718	-	4,382,718
Net loss	-	-	-	(1,810,502)	(1,810,502)

Balance at March 31, 2007	2,731,149	2,731	6,600,589	(6,916,164)	(312,844)
Stock issued for debt	669,577	670	1,673,250		1,673,920
Net loss	-	-	-	(1,596,320)	(1,596,320)

Balance at March 31, 2008	3,400,726	3,401	8,273,839	(8,512,484)	(235,244)
Net loss	-	-	-	(6,954)	(6,954)

Balance at March 31, 2009	3,400,726	3,401	8,273,839	(8,519,438)	(242,198)
Conversion of Martin debt	300,000	300	60,700		61,000
Net loss				(73,636)	(73,636)

Balance at March 31, 2010	3,700,726	$3,701	$8,334,539	$(8,593,074)	$(254,834)

See accompanying independent auditors report and notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			August 19, 1999
	Years Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010

Cash flows from operating activities
Net income (loss)	$(73,636)	$(6,954)	$(8,593,074)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	-	338	52,789
Impairment of long-lived assets	-	855	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,817
Common stock issued for services	-	-	123,599
Loss from conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by stockholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities
Accounts receivable, net	-	4,734	-
Prepaid expenses	(2,982)	-	(2,982)
Accounts payable and accrued liabilities	22,789	(36,497)	163,752
Interest payable to stockholder	5,527	2,660	344,877
Deferred revenue	-	(17,015)	-

Net cash used in operating activities	(48,302)	(51,879)	(4,656,370)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)

Net cash used in investing activities	-	-	(183,644)

Cash flows from financing activities
Proceeds from parent company	-	37,248	697,193
Proceeds from notes payable - other	-	-	385,000
Proceeds from notes payable - stockholder	47,734	-	1,863,384
Proceeds from notes payable - affiliates	-	18,500	2,564,191
Payments on notes payable - other	-	-	(338,018)
Payments on notes payable - stockholder	-	(4,000)	(190,699)
Payments on notes payable - affiliates	-	-	(141,000)

Net cash provided by financing activities	47,734	51,748	4,840,051

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Years Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010

Net increase (decrease) in cash	(568)	(131)	38

Cash at beginning of period	606	737	-

Cash at end of period	$38	$606	$38

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-

Taxes paid	$-	$-	$-

Noncash investing and financing activities:
Common stock issued pursuant to conversion of note
payable	$61,000	$-	$-

See accompanying notes to financial statements.

WINWHEEL BULLION, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010 and 2009

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance codified in ASC Topic 105, which establishes the FASB Accounting Standards Codification (“Codification”) to become the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in ASC Topic 105.  All other accounting literature not included in the Codification is nonauthoritative.  This guidance is effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a significant impact on the determination or reporting of the company’s financial results.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance related to the accounting for transfers of financial assets codified primarily in ASC Topic 860, “Transfers and Servicing.” This guidance requires entities to provide more information about transfers of financial assets and a transferor’s continuing involvement, if any, with transferred financial assets. It also requires additional disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASC Topic 860 eliminates the concept of a qualifying special-purpose entity and changes the requirements for de-recognition of financial assets. This Topic is effective for the company in its interim and annual reporting periods beginning on and after January 1, 2010. The company is currently evaluating the impact that the adoption of ASC Topic 860 will have on the reporting of its financial results.

In May 2009, the FASB issued new guidance codified primarily in ASC Topic 855, “Subsequent Events.”  This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note XX, “Subsequent Events,” for the required disclosures in accordance with ASC Topic 855.

In April 2009, the FASB issued new guidance codified primarily in ASC Topic 825, “Financial Instruments.”  This guidance requires an entity to provide disclosures about fair value of financial instruments in interim financial information and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 5, “Fair Value of Financial Instruments,” for the disclosures required in accordance with this guidance.

In December 2008, the FASB issued new guidance which is codified primarily in ASC Topic 715, “Compensation — Retirement Benefits.”  This guidance is related to an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan.  This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Impairment of Long-Term Assets

In accordance with ASC 360-10, “Impairment or Disposal of Long-lived assets,” the Company reviews for Impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The Company considers the carrying value of assets may not be recoverable based upon its review of the following events or changes in circumstances: the asset's ability to continue to generate income from operations and positive cash flow in future periods; loss of legal ownership or title to the assets; significant industry or economic trends.

Net Earnings (Loss) Per Share

In accordance with ASC 260, “Earnings Per Share,” basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Dilutive common stock equivalent shares consist of preferred stock, convertible debentures, stock options and warrant common stock equivalent shares which are not utilized when the effect is anti-dilutive.

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

Segment Information

In accordance with the provisions of ASC 280, “Segment Reporting,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2010.

NOTE 2 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $73,636 and $6,954 for the years ended March 31, 2010 and 2009, respectively.  The Company had an accumulated deficit of $8,593,074 and $8,519,438 at March 31, 2010 and 2009, respectively.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – BALANCE SHEET DETAILS

Prepaid expenses consist of the following:

	March 31,
	2010	2009

Prepaid insurance	$2,982	$-

Total prepaid expenses	$2,982	$-

Accounts payable consists of the following:

	March 31,
	2010	2009

Vendors	$154,498	$131,709

Total accounts payable	$154,498	$131,709

NOTE 5 – NOTES PAYABLE

Martin consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the years ended March 31, 2010 and 2009 is as follows:

Balance at March 31, 2008	$42,500
Issued	18,500
Balance at March 31, 2009	61,000
Converted to common stock	(61,000)
Balance at March 31, 2010	$-

From the time of change in control of the Company, Martin Consultants, Inc. and Jeffrey Martin have agreed to forgo any further interest payments and the Company owes no interest to Martin Consultants, Inc.  In July 2009, the balance was converted to 300,000 shares of common stock of the Company.

Since the change in control of the Company, Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), the majority shareholder of the Company, periodically provided loans to the Company for working capital needs. WBHLLC is 100% owned by Sungjin Kim.  Activity for the years ended March 31, 2010 and 2009 are as follows:

Balance at March 31, 2008	$9,254
Issued	37,248
Balance at March 31, 2009	46,502
Issued	47,734
Balance at March 31, 2010	$94,236

The notes issued to WBHLLC are payable on demand and bears interest at the rate of 8% per year.

Interest expense for the notes payable was $5,527 and $3,361 for the years ended March 31, 2010 and 2009, respectively.

NOTE 6 – RELATED PARTIES

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 48.6% and 79.3% as of March 31, 2010 and 2009, respectively, of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.  Additionally, as discussed in Note 6 – Notes Payable, the Company owes WBHLLC $94,236 and $46,502 as of March 31, 2010 and 2009, respectively.  The Company has accrued interest payable to WBHLLC of $9,120 and $3,593 as of March 31, 2010 and 2009, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company authorized 5,000,000 shares of preferred stock at $0.001 par value.  As or March 31, 2010, no shares have been issued or are outstanding.

NOTE 8 – INCOME TAX

The Company adopted the provisions of FASB interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of ASC 740, “Income Taxes,” “which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken or expected to be taken in a tax return.  Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

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

Income tax provision from continuing operations for the year ended March 31, 2010 and 2009 consists of the following:

	3/31/2010	3/31/2009

Current income tax expense
Federal	$-	$-
State	-	-
Total	-	-
Deferred income tax expense	-	-
Provision for income tax	$-	$-

The provisions for income taxes reconcile to the amount computed by applying effective federal statutory income tax rate to income before provision for income taxes as follows:

	March 31,
	2010	%	2009	%

Federal provision at statutory tax rate	$(25,036)	34.00%	$(2,364)	34.00%
State tax, net of federal tax benefit	(6,509)	8.84%	(615)	8.84%
Valuation allowance	31,546	-42.84%	2,979	-42.84%
Income tax provision	$0	0.00%	$-	0.00%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the deferred tax assets at March 31, 2010 and 2009 consisted of the following:

	3/31/2010		3/31/2009
	Federal	State	Federal	State

Net operating loss	$1,932,602	$312,627	$1,907,566	$308,577
Deferred revenue	-	-	-	-
Total deferred tax asset	1,932,602	312,627	1,907,566	308,577
Less: Valuation allowance	(1,932,602)	(312,627)	(1,907,566)	(308,577)
Net, deferred tax asset	$-	$-	$-	$-

The significant component of the deferred tax asset (liability) at March 31, 2010 and 2009 was federal net operating loss carry-forward in the amount of approximately $5,684,123 and $5,610,487, respectively, based on federal tax rate of 34%.  ASC 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  At March 31, 2010 and 2009, we established a full valuation allowance on our net deferred tax assets based on the available evidences, both positive and negative, to determine whether valuation allowance is needed.  Based on our losses before income taxes in the past years before fiscal year 2010 and our estimated losses in the future three years, management believed that it was more likely than not that most of the deferred tax assets will not be realized.  Valuation allowances for the full amount of the net deferred tax asset were established to reduce the deferred tax assets to zero based on the level of historical taxable income and projections for future taxable income over the period of three years.

At March 31, 2010, the established valuation allowance for the net deferred tax asset was increased by $29,086.  As of March 31, 2010, the Company has federal net operating loss carryforwards of approximately $5,660,000 for income tax purposes after application of IRC Section 382 limitation on net operating losses as result of the Company’s ownership change in the current period.  The Federal and state net operating loss carryforwards will begin to expire in 2010 to 2029 and 2010 to 2029, respectively.

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2010 and 2009 were fully offset by a 100% valuation allowance.  The valuation allowance for the remaining net deferred tax assets was $2,245,229 as of March 31, 2010.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Interim Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ending March 31, 2010 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this on-going evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of March 31, 2010 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

On June 23, 2009, the Board of Directors appointed Bruce Harmon as Interim Chief Financial Officer and Director.  Mr. Harmon has served as CFO, Corporate Controller and/or Director for Alternative Construction Technologies, Inc. (ACCY.OB), Accelerated Building Concepts Corporation (ABCC.OB), Organa Technologies Group, Inc. (OGNT.PK), SinoFresh HealthCare, Inc. (SFSH.OB) and ViroGroup, Inc. (NASDAQ: VIRO).  He currently also serves as CFO and Director of eLayaway, Inc. (TDOM.OB).  Mr. Harmon has a Bachelors of Science degree in Accounting from Missouri State University.

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

			HELD POSITION
NAME	AGE	POSITION	SINCE

Charles Camorata	57	President, Chief Executive Officer and Director	1/31/2004 (a)
Karen Alders	60	Chief Financial Officer and Director	1/31/2004 (a)
Sungjin Kim	51	Chief Executive Officer	9/12/2008 (b)
		Director	8/15/2008 (b)
Stephen V. Williams	61	CEO and Director	6/23/09
Inho Cho	58	Interim Chief Financial Officer	9/12/2008 (b)
Bruce Harmon	51	Interim Chief Financial Officer and Director	6/23/09
Mervyn M. Dymally	84	Director	6/23/09
David Price	46	Secretary	8/15/2008

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

BRUCE HARMON, INTERIM CHIEF FINANCIAL OFFICER. Mr. Harmon is the Interim CFO. He was named Interim CFO in June 2009.  Mr. Harmon was instrumental in the public registration of SinoFresh HealthCare, Inc. (SFSH.OB) in 2003, Alternative Construction Technologies, Inc. (ACCY.OB) in 2006, Accelerated Building Concepts Corporation (ABCC.OB) in 2007, and eLayaway, Inc. (TDOM.OB).  He served as CFO and Director of SHSH.OB, ACCY.OB, ABCC.OB and Organa Technologies Group, Inc. (OGNT.PK).  He currently is serving as CFO and Director of TDOM.OB.  Mr. Harmon owns Lakeport Business Services, Inc. and serves as a corporate consultant to various companies.  Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

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

The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) and each other executive officer during the calendar years ended March 31, 2010 and 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of March 31, 2010 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. For purposes of the beneficial ownership calculations below, the Series A and C preferred stock, which is convertible into common stock on a 1-for-1 basis, the options and warrants, are included on an as converted basis such that the total issued, issuable and outstanding voting stock becomes 16,415,816. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

						Non-Equity	Non-qualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Charles Camorata, CEO	2009	$-	$-	$-	$-	$-	$-	$-	$-
Karen Alders, CFO	2009	$-	$-	$-	$-	$-	$-	$-	$-
Sungjin Kim, CEO	2009	$-	$-	$-	$-	$-	$-	$-	$-
Inho Cho, Interim CFO	2009	$-	$-	$-	$-	$-	$-	$-	$-
David Price, Secretary	2010	$-	$-	$-	$-	$-	$-	$-	$-
	2009	$-	$-	$-	$-	$-	$-	$-	$-
Stephen V. Williams, CEO	2010	$-	$-	$-	$-	$-	$-	$-	$-
	2009	$-	$-	$-	$-	$-	$-	$-	$-
Bruce Harmon, Interim CFO	2010	$-	$-	$-	$-	$-	$-	$-	$-
	2009	$-	$-	$-	$-	$-	$-	$-	$-

	Amount and
	Nature of Beneficial
Name and Address of Beneficial Owner (1) (2)	Ownership	Percent

Charles Camorata, CEO and Director (3) (6) (8)	22,500	0.61%
Karen Alders, CFO and Director (3) (8)	-	0.00%
Sungjin Kim, CEO and Director (7) (9)	1,800,000	48.64%
Stephen V. Williams, CEO and Director	-	0.00%
Bruce Harmon, Interim CFO and Director	-	0.00%
Mervyn M. Dymally, Director	-	0.00%
David Price, Secretary (5)	-	0.00%

(1)	Unless otherwise noted, the address of each person or entity listed is c/o Winwheel Bullion, Inc.,4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company has paid $21,000 and $18,000 for its quarterly financial reviews, Form 10-Q reviews, and Form 10-K reviews for 2010 and 2009, respectively.  The Company has paid $20,000 and $20,000 for its annual financial audits for 2010 and 2009, respectively.

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

/s/ Stephen V. Williams	May 14, 2010
Stephen V. Williams, Chief Executive Officer	Date

/s/ Bruce Harmon	May 14, 2010
Bruce Harmon, Interim Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen V. Williams	May 14, 2010
Stephen V. Williams, Director	Date

/s/ Bruce Harmon	May 14, 2010
Bruce Harmon, Director	Date

/s/ Mervyn M. Dymally	May 14, 2010
Mervyn M. Dymally, Director	Date

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