Form 10-Q
period 2010-06-30
Winwheel Bullion Inc.
filed 2010-08-13
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 12, 2010, the registrant had 3,700,726 shares of its Common Stock outstanding.

TABLE OF CONTENTS

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)

ITEM 1

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	March 31,
	2010	2010
	(unaudited)

ASSETS

Current assets
Cash	$77	$38
Prepaid Expenses	13,888	2,982

Total current assets	13,965	3,020

Total assets	$13,965	$3,020

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$174,498	$154,498
Related party payable	111,323	94,236
Interest payable to shareholder	11,005	9,120

Total current liabilities	296,826	257,854

Total liabilities	296,826	257,854

Stockholders' Deficiency
Common stock, $.001 par value, 95,000,000 shares
authorized; 3,700,726 shares issued and outstanding	3,701	3,701
Additional paid-in capital	8,334,539	8,334,539
Accumulated deficit during the development stage	(8,621,101)	(8,593,074)

Total Stockholders' Deficiency	(282,861)	(254,834)

Total liabilities and stockholders' deficiency	$13,965	$3,020

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

			For the Period
			August 19, 1999
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010

Sales	$-	$-	$370,800
Cost of sales	-	-	-

Gross profit	-	-	370,800

General and administrative expenses	26,142	15,582	6,857,595
Impairment of long-lived assets	-	-	855
Impairment of loan receivable	-	-	130,000
Total expenses	26,142	15,582	6,988,450

Loss from operations	(26,142)	(15,582)	(6,617,650)

Other income (expense)
Interest expense	(1,885)	(930)	(553,812)
Other income	-	-	56,889
Loss from conversion of shareholder debt	-	-	(1,506,528)

Net income (loss)	$(28,027)	$(16,512)	$(8,621,101)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding	3,700,726	3,400,726

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Three Months Ended		(Inception) to
	June 30,		June 30,
	2010	2009	2010

Cash flows from operating activities
Net income (loss)	$(28,027)	$(16,512)	$(8,621,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	52,789
Impairment of long-lived assets	-	-	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,817
Common stock issued for services	-	-	123,599
Loss from conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by stockholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities
Prepaid expenses	(10,906)	(12,780)	(13,888)
Accounts payable and accrued liabilities	20,000	7,000	183,752
Interest payable to stockholder	1,885	930	346,762

Net cash used in operating activities	(17,048)	(21,362)	(4,673,417)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)

Net cash used in investing activities	-	-	(183,644)

Cash flows from financing activities
Proceeds from parent company	-	-	697,193
Proceeds from notes payable - other	-	-	385,000
Proceeds from notes payable - stockholder	17,087	21,362	1,880,471
Proceeds from notes payable - affiliates	-	-	2,564,191
Payments on notes payable - other	-	-	(338,018)
Payments on notes payable - stockholder	-	-	(190,699)
Payments on notes payable - affiliates	-	-	(141,000)

Net cash provided by financing activities	17,087	21,362	4,857,138

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Three Months Ended		(Inception) to
	June 30,		March 31,
	2010	2009	2010

Net increase in cash	39	-	77

Cash at beginning of period	38	606	-

Cash at end of period	$77	$606	$77

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-

Taxes paid	$-	$-	$-

Noncash investing and financing activities:
Common stock issued pursuant to conversion of note payable	$-	$-	$-

See accompanying notes to financial statements.

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of Winwheel Bullion, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended June 30, 2010 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance codified in ASC Topic 105, which establishes the FASB Accounting Standards Codification (“Codification”) to become the single source of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants.  All existing accounting standards are superseded as described in ASC Topic 105.  All other accounting literature not included in the Codification is non-authoritative.  This guidance is effective for interim and annual periods ending after September 15, 2009.  The adoption of this guidance did not have a significant impact on the determination or reporting of the company’s financial results.

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

In May 2009, the FASB issued new guidance codified primarily in ASC Topic 855, “Subsequent Events.”  This guidance was issued in order to establish principles and requirements for reviewing and reporting subsequent events and requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were available for issue (as defined) or were issued.  This guidance is effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.  Refer to Note 9, “Subsequent Events,” for the required disclosures in accordance with ASC Topic 855.

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
In December 2008, the FASB issued new guidance which is codified primarily in ASC Topic 715, “Compensation - Retirement Benefits.”  This guidance is related to an employer’s disclosures about the type of plan assets held in a defined benefit pension or other postretirement plan.  This guidance is effective for financial statements issued for fiscal years ending after December 15, 2009.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

NOTE 2 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $28,027 and $73,636 for the three months ended June 30, 2010 and the year ended March 31, 2010, respectively.  The Company had an accumulated deficit of $8,621,101 at June 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - BALANCE SHEET DETAILS

Prepaid expenses consist of the following:

Prepaid insurance	$13,888

Total prepaid expenses	$13,888

Accounts payable consists of the following:

Vendors	$174,498

Total accounts payable	$174,498

NOTE 5 - NOTES PAYABLE

Martin Consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the three months ended June 30, 2010 and the year ended March 31, 2010 are as follows:

Balance at March 31, 2009	$61,000
Converted to common stock	(61,000)
Balance at March 31, 2010	-
Activity	-
Balance at June 30, 2010	$-

From the time of change in control of the Company, Martin Consultants, Inc. and Jeffrey Martin have agreed to forgo any further interest payments and the Company owes no interest to Martin Consultants, Inc.  In July 2009, the balance was converted to 300,000 shares of common stock of the Company.

Since the change in control of the Company, Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), the majority shareholder of the Company, periodically provided loans to the Company for working capital needs. WBHLLC is 100% owned by Sungjin Kim.  Activity for the three months ended June 30, 2010 and the year ended March 31, 2010 are as follows:

Balance at March 31, 2009	$46,502
Issued	47,734
Balance at March 31, 2010	94,236
Issued	17,087
Balance at June 30, 2010	$111,323

The notes issued to WBHLLC are payable on demand and bears interest at the rate of 8% per year.

NOTE 6 - RELATED PARTIES

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 48.6% of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.  Additionally, as discussed in Note 5, the Company owes WBHLLC $111,323 as of June 30, 2010.  The Company has accrued interest payable to WBHLLC of $11,005 as of June 30, 2010.

NOTE 7 - IMPAIRMENT OF LONG-LIVED ASSETS

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

Preferred Stock

The Company authorized 5,000,000 shares of preferred stock at $0.001 par value.  As or June 30, 2010, no shares have been issued or are outstanding.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009.

Overview

Total revenues did not change from $0 for the three months ended June 30, 2010 from $0 for the three months ended June 30, 2009.

Total operating expenses increased to $26,142 for the three months ended June 30, 2010 from $15,582 for the three months ended June 30, 2009. This $10,560 or 67.8% increase was primarily attributable to the increase in professional and consulting fees and insurance expenses.

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash of $77 and a deficit in working capital of $282,861. Net loss was $28,027 for the three months ended June 30, 2010. The Company generated a negative cash flow from operations of $17,048 for the three months ended June 30, 2010. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in prepaid expenses, $10,906, increase in accounts payable and accrued liabilities, $20,000, and interest payable to stockholder, $1,885.  The increase in financing activities is attributable to the Company’s proceeds from its shareholder, $17,087.

	Three Months Ended
	June 30, 2010	June 30, 2009
Cash used in operating activities	$(17,048)	$(21,362)
Cash used in investing activities	0	0
Cash provided by financing activities	17,087	21,362
Net changes to cash	$39	$0

Cash used in operations decreased by $4,214 to $17,048 for the three months ended June 30, 2010 from $21,362 for the corresponding prior period. The decrease is attributable to increases in professional and consulting fees and other general and administrative expenses offset by an increase in accounts payable and accrued liabilities.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $27,991 for the three months ended June 30, 2010 compared to income of $0 and losses of $16,512 for the three months ended June 30, 2009.  The Company had an accumulated deficit of $8,621,065 at June 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

WINWHEEL BULLION, INC.

Date: August 13, 2010	By:	/s/ Stephen V. Williams
Stephen V. Williams
Chief Executive Officer

Date: August 13, 2010	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Financial Officer