Form 10-Q
period 2010-09-30
Winwheel Bullion Inc.
filed 2010-11-05
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 1, 2010, the registrant had 3,700,726 shares of its Common Stock outstanding.

TABLE OF CONTENTS

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)

	Part I – Financial Information
Item 1	Financial Statements
	Balance Sheets as of September 30, 2010 and March 31, 2010	3
	Statements of Operations for the Six and Three Months Ended September 30, 2010, and 2009 and for the Period from Inception, August 19, 1999, through September 30, 2010	4
	Statements of Cash Flows for the Six Months Ended September 30, 2010, and 2009 and the Period from Inception, August 19, 1999, through September 30, 2010	5
	Notes to the Financial Statements	7
Item 2	Management’s Discussion and Analysis or Plan of Operation	10
Item 3	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4	Controls and Procedures	13
	Part II – Other Information
Item 1	Legal Proceedings	14
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	14
Item 3	Defaults Upon Senior Securities	14
Item 4	Submission Of Matters To A Vote Of Security Holders	14
Item 5	Other Information	14
Item 6	Exhibits	14

ITEM 1

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	March 31,
	2010	2010
	(unaudited)

ASSETS

Current assets
Cash	$63	$38
Prepaid Expenses	10,416	2,982

Total current assets	10,479	3,020

Total assets	$10,479	$3,020

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$174,498	$154,498
Related party payable	112,596	94,236
Interest payable to shareholder	13,231	9,120

Total current liabilities	300,325	257,854

Total liabilities	300,325	257,854

Stockholders' deficiency
Common stock, $.001 par value, 95,000,000 shares authorized; 3,700,726 shares issued and outstanding	3,701	3,701
Additional paid-in capital	8,334,539	8,334,539
Accumulated deficit during the development stage	(8,628,086)	(8,593,074)

Total stockholders' deficiency	(289,846)	(254,834)

Total liabilities and stockholders' deficiency	$10,479	$3,020

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)
					For the Period
					August 19, 1999
	Three Months Ended		Six Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

Sales	$-	$-	$-	$-	$370,800
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	370,800

General and administrative expenses	4,759	12,971	30,901	28,553	6,862,354
Impairment of long-lived assets	-	-	-	-	855
Impairment of loan receivable	-	-	-	-	130,000
Total expenses	4,759	12,971	30,901	28,553	6,993,209

Loss from operations	(4,759)	(12,971)	(30,901)	(28,553)	(6,622,409)

Other income (expense)
Interest expense	(2,226)	(1,357)	(4,111)	(2,287)	(556,038)
Other income	-	-	-	-	56,889
Loss from conversion of shareholder debt	-	-	-	-	(1,506,528)

Net income (loss)	$(6,985)	$(14,328)	$(35,012)	$(30,840)	$(8,628,086)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	3,700,726	3,514,856	3,700,726	3,458,103

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities
Net income (loss)	$(35,012)	$(30,840)	$(8,628,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	52,789
Impairment of long-lived assets	-	-	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,817
Common stock issued for services	-	-	123,599
Loss from conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by stockholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities
Prepaid expenses	(7,434)	(9,513)	(10,416)
Accounts payable and accrued liabilities	20,000	7,849	183,752
Interest payable to shareholder	4,111	2,287	348,988

Net cash used in operating activities	(18,335)	(30,217)	(4,674,704)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)

Net cash used in investing activities	-	-	(183,644)

Cash flows from financing activities
Proceeds from parent company	-	-	697,193
Proceeds from notes payable - other	-	-	385,000
Proceeds from notes payable - shareholder	18,360	30,104	1,881,744
Proceeds from notes payable - affiliates	-	-	2,564,191
Payments on notes payable - other	-	-	(338,018)
Payments on notes payable - stockholder	-	-	(190,699)
Payments on notes payable - affiliates	-	-	(141,000)

Net cash provided by financing activities	18,360	30,104	4,858,411

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Six Months Ended		(Inception) to
	September 30,		September 30,
	2010	2009	2010

Net increase in cash	25	(113)	63

Cash at beginning of period	38	606	-

Cash at end of period	$63	$493	$63

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-

Taxes paid	$-	$-	$-

Noncash investing and financing activities:
Common stock issued pursuant to conversion of note payable	$-	$-	$-

See accompanying notes to financial statements.

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of Winwheel Bullion, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended September 30, 2010 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

In August 2010, the FASB issued Accounting Standards Update 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules".  This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management does not expect this update to have a material effect on the Company's financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, "Subsequent Events: Amendments to Certain   Recognition and Disclosure Requirements."  This FASB retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company's financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-08, "Technical Corrections to Various Topics." This FASB eliminates inconsistencies and outdated provisions in GAAP and provides needed clarification on others. ASU 2010-08 is  effective for interim and annual financial periods ending after February 2010, and has been applied with no material impact on the  Company's financial statements.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $35,012 and $73,636 for the six months ended September 30, 2010 and the year ended March 31, 2010, respectively.  The Company had an accumulated deficit of $8,628,086 at September 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - BALANCE SHEET DETAILS

Prepaid expenses consist of the following:

Prepaid insurance	$10,416

Total prepaid expenses	$10,416

Accounts payable consists of the following:

Vendors	$174,498

Total accounts payable	$174,498

NOTE 5 - NOTES PAYABLE

Martin Consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the six months ended September 30, 2010 and the year ended March 31, 2010 are as follows:

Balance at March 31, 2009	$61,000
Converted to common stock	(61,000)
Balance at March 31, 2010	-
Activity	-
Balance at September 30, 2010	$-

From the time of change in control of the Company, Martin Consultants, Inc. and Jeffrey Martin have agreed to forgo any further interest payments and the Company owes no interest to Martin Consultants, Inc.  In July 2009, the balance was converted to 300,000 shares of common stock of the Company.

Since the change in control of the Company, Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), the majority shareholder of the Company, periodically provided loans to the Company for working capital needs. WBHLLC is 100% owned by Sungjin Kim.  Activity for the six months ended September 30, 2010 and the year ended March 31, 2010 are as follows:

Balance at March 31, 2009	$46,502
Issued	47,734
Balance at March 31, 2010	94,236
Issued	18,360
Balance at September 30, 2010	$112,596

The notes issued to WBHLLC are payable on demand and bears interest at the rate of 8% per year.

NOTE 6 - RELATED PARTIES

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 48.6% of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.  Additionally, as discussed in Note 5, the Company owes WBHLLC $112,596 as of September 30, 2010.  The Company has accrued interest payable to WBHLLC of $13,231 as of September 30, 2010.

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

Preferred Stock

The Company authorized 5,000,000 shares of preferred stock at $0.001 par value.  As or September 30, 2010, no shares have been issued or are outstanding.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

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

Results of Operations for the Three Months Ended September 30, 2010 as Compared to the Three Months Ended September 30, 2009.

Overview

Total revenues did not change from $0 for the three months ended September 30, 2010 from $0 for the three months ended September 30, 2009.

Total operating expenses decreased to $4,759 for the three months ended September 30, 2010 from $12,971 for the three months ended September 30, 2009. This $8,212 or 63.3% decrease was primarily attributable to the decrease in professional and consulting fees.

Results of Operations for the Six Months Ended September 30, 2010 as Compared to the Six Months Ended September 30, 2009.

Overview

Total revenues did not change from $0 for the six months ended September 30, 2010 from $0 for the six months ended September 30, 2009.

Total operating expenses increased to $30,901 for the six months ended September 30, 2010 from $28,553 for the six months ended September 30, 2009. This $2,348 or 8.2% increase was primarily attributable to the increase in professional and consulting fees and insurance expenses.

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash of $63 and a deficit in working capital of $289,846. Net loss was $35,012 for the six months ended September 30, 2010. The Company generated a negative cash flow from operations of $18,335 for the six months ended September 30, 2010. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in prepaid expenses, $7,434, increase in accounts payable and accrued liabilities, $20,000, and interest payable to stockholder, $4,111.  The increase in financing activities is attributable to the Company’s proceeds from its shareholder, $18,360.

	Six Months Ended
	September 30, 2010	September 30, 2009
Cash used in operating activities	$(18,335)	$(30,217)
Cash used in investing activities	0	0
Cash provided by financing activities	18,360	30,104
Net changes to cash	$25	$(113)

Cash used in operations decreased by $11,882 to $18,335 for the six months ended September 30, 2010 from $30,217 for the corresponding prior period. The decrease is attributable to increases in professional and consulting fees and other general and administrative expenses offset by an increase in accounts payable and accrued liabilities.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $35,012 for the six months ended September 30, 2010 compared to income of $0 and losses of $30,840 for the six months ended September 30, 2009.  The Company had an accumulated deficit of $8,628,086 at September 30, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

WINWHEEL BULLION, INC.

Date: November 5, 2010	By:	/s/ Stephen V. Williams
Stephen V. Williams
Chief Executive Officer

Date: November 5, 2010	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Financial Officer