Form 10-Q
period 2010-12-31
Winwheel Bullion Inc.
filed 2011-02-17
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________

FORM 10-Q
______________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

As of January 18, 2011, the registrant had 3,700,726 shares of its Common Stock outstanding.

TABLE OF CONTENTS

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)

Part I – Financial Information

Item 1	Financial Statements

	Balance Sheets as of December 31, 2010 and March 31, 2010	3

	Statements of Operations for the Nine and Three Months Ended December 31, 2010, and 2009 and for the Period from Inception, August 19, 1999, through December 31, 2010	4

	Statements of Cash Flows for the Nine Months Ended December 31, 2010, and 2009 and the Period from Inception, August 19, 1999, through December 31, 2010	5

	Notes to the Financial Statements	7

Item 2	Management’s Discussion and Analysis or Plan of Operation	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4	Controls and Procedures	13

Part II – Other Information

Item 1	Legal Proceedings	14

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	14

Item 3	Defaults Upon Senior Securities	14

Item 4	Submission Of Matters To A Vote Of Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	March 31,
	2010	2010
	(unaudited)

ASSETS

Current assets
Cash	$31	$38
Prepaid expenses	6,944	2,982

Total current assets	6,975	3,020

Total assets	$6,975	$3,020

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$162,788	$154,498
Related party payable	125,596	94,236
Interest payable to shareholder	15,483	9,120

Total current liabilities	303,867	257,854

Total liabilities	303,867	257,854

Stockholders' deficiency
Common stock, $.001 par value, 95,000,000 shares
authorized; 3,700,726 shares issued and outstanding	3,701	3,701
Additional paid-in capital	8,334,539	8,334,539
Accumulated deficit during the development stage	(8,635,132)	(8,593,074)

Total stockholders' deficiency	(296,892)	(254,834)

Total liabilities and stockholders' deficiency	$6,975	$3,020

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					For the Period
					August 19, 1999
	Three Months Ended		Nine Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010

Sales	$-	$-	$-	$-	$370,800
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	370,800

General and administrative expenses	4,794	11,864	35,695	40,417	6,867,148
Impairment of long-lived assets	-	-	-	-	855
Impairment of loan receivable	-	-	-	-	130,000
Total expenses	4,794	11,864	35,695	40,417	6,998,003

Loss from operations	(4,794)	(11,864)	(35,695)	(40,417)	(6,627,203)

Other income (expense)
Interest expense	(2,252)	(1,532)	(6,363)	(3,819)	(558,290)
Other income	-	-	-	-	56,889
Loss from conversion of shareholder debt	-	-	-	-	(1,506,528)

Net loss	$(7,046)	$(13,396)	$(42,058)	$(44,237)	$(8,635,132)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	3,700,726	3,700,726	3,700,726	3,539,271

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Nine Months Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010

Cash flows from operating activities
Net income (loss)	$(42,058)	$(44,237)	$(8,635,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	52,789
Impairment of long-lived assets	-	-	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,817
Common stock issued for services	-	-	123,599
Loss from conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by stockholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities
Prepaid expenses	(3,962)	(6,247)	(6,944)
Accounts payable and accrued liabilities	8,290	7,849	172,042
Interest payable to shareholder	6,363	3,819	351,240

Net cash used in operating activities	(31,367)	(38,815)	(4,687,736)

Cash flows from investing activities
Acquisition of property and equipment	-	-	(53,644)
Loan receivable	-	-	(130,000)

Net cash used in investing activities	-	-	(183,644)

Cash flows from financing activities
Proceeds from parent company	-	-	697,193
Proceeds from notes payable - other	-	-	385,000
Proceeds from notes payable - shareholder	31,360	38,541	1,894,744
Proceeds from notes payable - affiliates	-	-	2,564,191
Payments on notes payable - other	-	-	(338,018)
Payments on notes payable - stockholder	-	-	(190,699)
Payments on notes payable - affiliates	-	-	(141,000)

Net cash provided by financing activities	31,360	38,541	4,871,411

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			For the Period
			August 19, 1999
	Nine Months Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010

Net increase in cash	(7)	(274)	31

Cash at beginning of period	38	606	-

Cash at end of period	$31	$332	$31

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-

Taxes paid	$-	$-	$-

Noncash investing and financing activities:
Common stock issued pursuant to conversion of note payable	$-	$-	$-

See accompanying notes to financial statements.

WINWHEEL BULLION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of Winwheel Bullion, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended December 31, 2010 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2011. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. We have reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In July 2010, the FASB issued Accounting Standards Update ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The effect likely will be less significant for many commercial and industrial entities whose financing receivables are primarily short-term trade accounts receivable. For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011. The Company does not expect adopting this statement to have a material impact on its results of operations, financial position or cash flows at the date of adoption.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $42,058 and $73,636 for the nine months ended December 31, 2010 and the year ended March 31, 2010, respectively.  The Company had an accumulated deficit of $8,635,132 at December 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - BALANCE SHEET DETAILS

Prepaid expenses consist of the following:

Prepaid insurance	$6,944

Total prepaid expenses	$6,944

Accounts payable consists of the following:

Vendors	$162,788

Total accounts payable	$162,788

NOTE 5 - NOTES PAYABLE

Martin Consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the nine months ended December 31, 2010 and the year ended March 31, 2010 are as follows:

Balance at March 31, 2009	$61,000
Converted to common stock	(61,000)
Balance at March 31, 2010	-
Activity	-
Balance at December 31, 2010	$-

From the time of change in control of the Company, Martin Consultants, Inc. and Jeffrey Martin have agreed to forgo any further interest payments and the Company owes no interest to Martin Consultants, Inc.  In July 2009, the balance was converted to 300,000 shares of common stock of the Company.

Since the change in control of the Company, Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), the majority shareholder of the Company, periodically provided loans to the Company for working capital needs. WBHLLC is 100% owned by Sungjin Kim.  Activity for the nine months ended December 31, 2010 and the year ended March 31, 2010 are as follows:

Balance at March 31, 2009	$46,502
Issued	47,734
Balance at March 31, 2010	94,236
Issued	31,360
Balance at December 31, 2010	$125,596

The notes issued to WBHLLC are payable on demand and bears interest at the rate of 8% per year.

NOTE 6 - RELATED PARTIES

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 48.6% of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.  Additionally, as discussed in Note 5, the Company owes WBHLLC $125,596 as of December 31, 2010.  The Company has accrued interest payable to WBHLLC of $15,483 as of December 31, 2010.

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

Preferred Stock

The Company authorized 5,000,000 shares of preferred stock at $0.001 par value.  As or December 31, 2010, no shares have been issued or are outstanding.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated events from December 31, 2010 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the Three Months Ended December 31, 2010 as Compared to the Three Months Ended December 31, 2009.

Overview

Total revenues did not change from $0 for the three months ended December 31, 2010 from $0 for the three months ended December 31, 2009.

Total operating expenses decreased to $4,794 for the three months ended December 31, 2010 from $11,864 for the three months ended December 31, 2009. This $7,070 or 59.6% decrease was primarily attributable to the decrease in professional and consulting fees.

Results of Operations for the Nine Months Ended December 31, 2010 as Compared to the Nine Months Ended December 31, 2009.

Overview

Total revenues did not change from $0 for the nine months ended December 31, 2010 from $0 for the nine months ended December 31, 2009.

Total operating expenses decreased to $35,695 for the nine months ended December 31, 2010 from $40,417 for the nine months ended December 31, 2009. This $4,722 or 11.7% decrease was primarily attributable to the increase in professional and consulting fees and insurance expenses.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash of $31 and a deficit in working capital of $296,892. Net loss was $42,058 for the nine months ended December 31, 2010. The Company generated a negative cash flow from operations of $31,367 for the nine months ended December 31, 2010. The negative cash flow from operating activities for the period is primarily attributable to the Company's increase in prepaid expenses, $3,962, offset by an increase in accounts payable and accrued liabilities, $8,290, and interest payable to stockholder, $6,363.  The increase in financing activities is attributable to the Company’s proceeds from its shareholder, $31,360.

	Nine months ended
	December 31, 2010	December 31, 2009
Cash used in operating activities	$(31,367)	$(38,815)
Cash used in investing activities	0	0
Cash provided by financing activities	31,360	38,541
Net changes to cash	$(7)	$(274)

Cash used in operations decreased by $7,448 to $31,367 for the nine months ended December 31, 2010 from $38,815 for the corresponding prior period. The decrease is attributable to increases in professional and consulting fees and other general and administrative expenses offset by an increase in accounts payable and accrued liabilities.

GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $42,058 for the nine months ended December 31, 2010 compared to income of $0 and losses of $44,237 for the nine months ended December 31, 2009.  The Company had an accumulated deficit of $8,635,132 at December 31, 2010.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share in fiscal 2006. The Company issued 100,000 shares of stock options in fiscal 2007, recognizing $24,150 of compensation expense.  Any future issuances of stock options, in addition to the fiscal 2006 issuances, will cause additional compensation expense to be recognized.  As of December 31, 2010, there are no outstanding stock options.

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

Currently, we have no projects, projections or foreign interest involving international operations.  However, the Company may in the future, given the opportunity, decide to pursue projects, business, or otherwise conduct operations internationally.  Doing business in foreign countries does subject the Company to additional risks, any of which may adversely impact future operating results, including:

•	international political, economic and legal conditions;
•	our ability to comply with foreign regulations and/or laws affecting operations and projects;

•	difficulties in attracting and retaining staff and business partners to operate internationally;
•	language and cultural barriers;
•	seasonal reductions in business activities and operations in the countries where our international projects are located;
•	integration of foreign operations;
•	potential adverse tax consequences; and
•	potential foreign currency fluctuations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
3.2 (1)	Bylaws
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

32.1 (2)	Certification of Chief Executive Officer of Winwheel Bullion, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (2)	Certification of Chief Financial Officer of Winwheel Bullion, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

(1) (2)	Previously filed with the form 8-K filed on April 7, 2004 and is incorporated herein by reference. Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

WINWHEEL BULLION, INC.

Date: February 17, 2011	By:	/s/ Stephen V. Williams
Stephen V. Williams
Chief Executive Officer

Date: February 17, 2011	By:	/s/ Bruce Harmon
Bruce Harmon
Interim Chief Financial Officer