Form 10-K
period 2011-03-31
Winwheel Bullion Inc.
filed 2011-04-28
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011                        Commission file number 000-52677

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

Common Shares Outstanding 3,700,726

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

PART I

Item 1.  Business

General Overview

The Company formerly known as Skreem Entertainment Corp./Diversified Global Holdings, Inc. was a development stage company that was incorporated in Nevada on or about August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry.  The stockholders of Skreem Entertainment Corp, on or about May 5, 2008, approved the name change from Skreem Entertainment Corp. to Diversified Global Holdings, Inc., approved a reverse split of ten shares of common stock for one share of common stock, and approved the increase of authorized capital to 100,000,000 consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. On or about September 4, 2008, Skreem Entertainment Corp. changed to Diversified Global Holdings, Inc. with effective reverse split and increase of authorized capital.  On or about August 11, 2008, there was a change in control as noted in Form 8-K dated August 19, 2008.  The name of the Company was officially changed from Diversified Global Holdings, Inc. to Winwheel Bullion Inc. (“WWB” or the “Company”) as noted in Form 8-K dated October 20, 2008.  The Company’s common stock is currently traded on the NASDAQ OTC Bulletin Board under the symbol “WWBU.OB” whereas prior to the name change traded as SKNT.OB.  With the change of officers and director of the Company associated with change in control of majority shareholder as noted in Form 8-K filings dated August 19, 2008 and September 16, 2008, incorporated as though fully set forth herein, the director and officers, in the best interest of the Company, have changed the business of the Company to land development. The Company is a development stage company that became registered in Delaware on August 1, 2008 and is located in the State of California. The Company has been pursuing potential projects and funding. With the world economic issues and status, the efforts of the Company are more challenging but will continue to pursue in efforts to build business and bring in income generating activities.

The Company reports its business under the following SIC Code:

    SIC Code        Description

       9532             Administration of Urban Planning and Community and Rural Development.

Our corporate headquarters are located at 4695 MacArthur Court, 11th Floor, Newport Beach, California 92660. The Company does not have a website.

Employees

As of March 31, 2011, the Company had no employees.

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

We do not have substantial cash resources and if we cannot raise additional funds or generate more revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of March 31, 2011, our available cash balance was $101. We will need to raise additional funds to pay outstanding vendor invoices and execute our business plan. Our future cash flows depend on our ability to enter into, and be paid under, contracts with merchants to provide our online layaway services. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Sungjin Kim owns indirectly through related parties approximately 48.6% of our outstanding common stock, and has significant influence over our corporate decisions, and as a result, if you invest in us, your ability to affect corporate decisions will be limited.

Sungjin Kim holds 1,800,000 shares of our common stock indirectly through Winwheel Bullion Holdings, LLC (“WBHLLC,” formerly known as Winwheel Bullion, LLC), representing approximately 48.6% of the outstanding shares of our common stock.  Accordingly, Mr. Kim will have significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control even after such conversion and exercise by other investors, as Mr. Kim will likely continue to be our largest shareholder. The interests of Mr. Kim may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders. Additionally, potential investors should take into account the fact that any vote of shares purchased will have limited effect on the outcome of corporate decisions.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable after becoming eligible, we anticipate applying for listing of our common stock on either the NYSE Amex Equities, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards for any of these exchanges, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our common stock is currently considered a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently considered a “penny stock” and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “WWBU.OB.”  As of March 31, 2011, the Company’s common stock was held by 198 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 7, 2007.  The following chart is indicative of the fluctuations in the stock prices:

	For the Year Ended		For the Year Ended
	March 31, 2011		March 31, 2010
	High	Low	High	Low

First Quarter	$0.25	$0.13	$0.51	$0.15
Second Quarter	$0.20	$0.16	$0.51	$0.20
Third Quarter	$0.16	$0.16	$0.60	$0.20
Fourth Quarter	$0.30	$0.11	$0.35	$0.11

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

DESCRIPTION OF COMPANY:

The Company formerly known as Skreem Entertainment Corp./Diversified Global Holdings, Inc. was a development stage company that was incorporated in Nevada on or about August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry.  The stockholders of Skreem Entertainment Corp, on or about May 5, 2008, approved the name change from Skreem Entertainment Corp. to Diversified Global Holdings, Inc., approved a reverse split of ten shares of common stock for one share of common stock, and approved the increase of authorized capital to 100,000,000 consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. On or about September 4, 2008, Skreem Entertainment Corp. changed to Diversified Global Holdings, Inc. with effective reverse split and increase of authorized capital.  On or about August 11, 2008, there was a change in control as noted in Form 8-K dated August 19, 2008.  The name of the Company was officially changed from Diversified Global Holdings, Inc. to Winwheel Bullion Inc. (“WWB” or the “Company”) as noted in Form 8-K dated October 20, 2008.  The Company’s common stock is currently traded on the NASDAQ OTC Bulletin Board under the symbol “WWBU.OB” whereas prior to the name change traded as SKNT.OB.  With the change of officers and director of the Company associated with change in control of majority shareholder as noted in Form 8-K filings dated August 19, 2008 and September 16, 2008, incorporated as though fully set forth herein, the director and officers, in the best interest of the Company, have changed the business of the Company to land development. The Company is a development stage company that was registered in Delaware on August 1, 2008 and is located in the State of California. The Company has been pursuing potential projects and funding. With the world economic issues and status, the efforts of the Company are more challenging but will continue to pursue in efforts to build business and bring in income generating activities.

The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-K.

COMPARISON OF THE YEAR ENDED MARCH 31, 2011 TO THE YEAR ENDED MARCH 31, 2010

Results of Operations

Overview

There were no revenues for the years ended March 31, 2011 and 2010.

Total operating expenses increased to $104,987 for the year ended March 31, 2011 from $68,109 for the year ended March 31, 2010. This $36,878 or 54.1% increase was primarily attributable to stock-base compensation, $79,500, offset by the decrease in professional and consulting expenses.

Liquidity and Capital Resources

As of March 31, 2011, the Company had cash of $101 and a deficit in working capital of $290,452.  Net loss was $115,118 for the year ended March 31, 2011. The Company generated a negative cash flow from operations of $48,460 for the year ended March 31, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company's decrease in accounts payable and accrued liabilities, $7,000 offset by the issuance of stock-based compensation, $79,500.  The increase in financing activities is primarily attributable to the Company’s proceeds from notes payable – stockholder, $48,523.

	For the Years Ended
	March 31
	2011	2010

Cash used in operating activities	$(48,460)	$(48,302)
Cash used in investing activities	$-	$-
Cash provided by financing activities	$48,523	$47,734
Net changes in cash	$63	$(568)

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $115,118 and $73,636 for the years ended March 31, 2011 and 2010, respectively.  The Company had an accumulated deficit of $8,708,192 at March 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon delivery.

Product Warranty Reserves

Not applicable.

Inventories

Not applicable.

Allowance for Uncollectible Accounts

We are required to estimate the collectability of our trade receivables. A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past due balances. In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition. Through these evaluations we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and are reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. These percentages are determined by a variety of factors including, but are not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of our receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provided more allowances than are ultimately required, we may reverse a portion of such provisions in future periods based on our actual collection experience.

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

Fair Value of Stock-based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Index	Page

Reports of Independent Registered Public Accounting Firms	12
Financial Statements
Balance Sheets	13
Statements of Operations	14
Statements of Stockholders’ Deficiency	15
Statements of Cash Flows	16 – 17
Notes to Financial Statements	18 – 23

Randall N. Drake, CPA, P.A.
1981 Promenade Way
Clearwater, FL  33760
727.536.4863
Randall@RDrakeCPA.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Winwheel Bullion, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Winwheel Bullion, Inc., a development stage enterprise, as of March 31, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the period August 19, 1999 (date of inception) through March 31, 2011.  Winwheel Bullion, Inc.’s management is responsible for these financial statements. The financial statements of Winwheel Bullion, Inc., as of March 31, 2010, were audited by another auditor; whose report dated May 13, 2010 expressed an unqualified opinion with an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. Our opinion on the statement of operations, changes in stockholders' deficit and cash flows for the year ended March 31, 2010, insofar as it relates to amounts for the periods through March 31, 2010 including the period from August 19, 1999 (date of inception) through March 31, 2010 is based solely on the report of other auditors. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winwheel Bullion, Inc. as of March 31, 2011 and the results of its operations and its cash flows for year then ended and for the period August 19, 1999 (date of inception) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and discussed in Note 3 of the accompanying consolidated financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

/s/ Randall N. Drake, CPA, P.A.

Randall N. Drake, CPA, P.A.
Clearwater, Florida
April 28, 2011

Board of Directors
Winwheel Bullion, Inc.

We have audited the accompanying balance sheets of Winwheel Bullion, Inc. as of March 31, 2010, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winwheel Bullion, Inc. as of March 31, 2010, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CHOI, KIM & PARK, LLP

Los Angeles, California
April 28, 2011

Winwheel Bullion, Inc.
(A Development Stage Company)
Balance Sheets
March 31,

	2011	2010

ASSETS

Current assets
Cash	$101	$38
Prepaid expenses	3,472	2,982

Total current assets	3,573	3,020

Total assets	$3,573	$3,020

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes payable to shareholder	$141,079	$-
Accounts payable and accrued expenses	147,498	154,498
Related party payable	1,680	94,236
Interest payable to shareholder	3,768	9,120

Total current liabilities	294,025	257,854

Total liabilities	294,025	257,854

Stockholders' deficiency
Preferred stock, $.001 par value, 5,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $.001 par value, 95,000,000 shares
authorized; 3,700,726 shares issued and outstanding	3,701	3,701
Additional paid-in capital	8,414,039	8,334,539
Accumulated deficit during the development stage	(8,708,192)	(8,593,074)

Total stockholders' deficiency	(290,452)	(254,834)

Total liabilities and stockholders' deficiency	$3,573	$3,020

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Operations

	For the Years Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

Sales	$-	$-	$370,800
Cost of sales	-	-	-

Gross profit	-	-	370,800

General and administrative expenses (includes $79,500 of
stock-based compensation for the year ended March
31, 2011 and none for the other period presented)	104,987	68,109	6,936,440
Impairment of long-lived assets	-	-	855
Impairment of loan receivable	-	-	130,000
Total expenses	104,987	68,109	7,067,295

Loss from operations	(104,987)	(68,109)	(6,696,495)

Other income (expense)
Interest expense	(10,131)	(5,527)	(562,058)
Other income	-	-	56,889
Loss from conversion of
shareholder debt	-	-	(1,506,528)

Net loss	$(115,118)	$(73,636)	$(8,708,192)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average shares outstanding	3,700,726	3,579,082

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficiency
For the Period August 19, 1999 (Inception) to March 31, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception, August 19, 1999	-	$-	$-	$-	$-
Issuance of common stock	2,000	2	18	-	20
Net loss	-	-	-	(84,021)	(84,021)
		-
Balance at December 31, 1999	2,000	2	18	(84,021)	(84,001)
Net loss	-	-	-	(230,879)	(230,879)

Balance at December 31, 2000	2,000	2	18	(314,900)	(314,880)
Net loss	-	-	-	(494,816)	(494,816)

Balance at December 31, 2001	2,000	2	18	(809,716)	(809,696)
Net loss	-	-	-	(384,590)	(384,590)

Balance at December 31, 2002	2,000	2	18	(1,194,306)	(1,194,286)
Reclassification of debt to equity	4,300	4	1,581,979	-	1,581,983
Net loss	-	-	-	(736,364)	(736,364)

Balance at December 31, 2003	6,300	6	1,581,997	(1,930,670)	(348,667)
Net loss	-	-	-	(205,994)	(205,994)

Balance at March 31, 2004	6,300	6	1,581,997	(2,136,664)	(554,661)
Net loss	-	-	-	(1,592,469)	(1,592,469)

Balance at March 31, 2005	6,300	6	1,581,997	(3,729,133)	(2,147,130)
Net loss	-	-	-	(1,376,529)	(1,376,529)

Balance at March 31, 2006	6,300	6	1,581,997	(5,105,662)	(3,523,659)
Shares issued for services	88,285	88	123,511	-	123,599
Expenses paid by related party	-	-	515,000	-	515,000
Stock issued as dividend	2,636,564	2,637	(2,637)	-	-
Conversion of SKRM Interactive
payable to equity	-	-	4,382,718	-	4,382,718
Net loss	-	-	-	(1,810,502)	(1,810,502)

Balance at March 31, 2007	2,731,149	2,731	6,600,589	(6,916,164)	(312,844)
Stock issued for debt	669,577	670	1,673,250		1,673,920
Net loss	-	-	-	(1,596,320)	(1,596,320)

Balance at March 31, 2008	3,400,726	3,401	8,273,839	(8,512,484)	(235,244)
Net loss	-	-	-	(6,954)	(6,954)

Balance at March 31, 2009	3,400,726	3,401	8,273,839	(8,519,438)	(242,198)
Conversion of Martin debt	300,000	300	60,700		61,000
Net loss	-	-	-	(73,636)	(73,636)

Balance at March 31, 2010	3,700,726	3,701	8,334,539	(8,593,074)	(254,834)
Stock-based compensation - Non-Emp.			79,500		79,500
Net loss	-	-	-	(115,118)	(115,118)

Balance at March 31, 2011	3,700,726	$3,701	$8,414,039	$(8,708,192)	$(290,452)

See accompanying independent auditors report and notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			August 19, 1999
	For the Year Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

Cash flows used in operating activities:
Net loss	$(115,118)	$(73,636)	$(8,708,192)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	-	-	52,789
Impairment of long-lived assets	-	-	855
Impairmrnt of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,817
Issuance of warants for services	79,500	-	79,500
Common stock issued for services	-	-	123,599
Loss from conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by stockholder and affiliate	-	-	636,796
Payable and services converted to common stock	-	-	770,674
Changes in operating assets and liabilities:			-
Prepaid Expenses	(490)	(2,982)	(3,472)
Accounts payable and accrued liabilities	(7,000)	22,789	156,752
Interest payable to shareholder	(5,352)	5,527	339,525
Net cash used in operating activities	(48,460)	(48,302)	(4,704,829)

Cash flows used in investing activities:
Acquisition of property and equipment	-	-	(53,644)
Loan Receivable	-	-	(130,000)
Net cash used in investing activities	-	-	(183,644)

Cash flows from financing activities:
Proceeds from parent company	-	-	697,193
Proceeds from notes payable - other	-	-	385,000
Proceeds from notes payable - shareholder	48,523	47,734	1,911,907
Proceeds from notes payable - affiliate	-	-	2,564,191
Payments on notes payable - other	-	-	(338,018)
Payments on notes payable - shareholder	-	-	(190,699)
Payments on notes payable - affiliate	-	-	(141,000)
Net cash provided by financing activities	48,523	47,734	4,888,574

Net increase (decrease) in cash	63	(568)	101

Cash at beginning of period	38	606	-

Cash at end of period	$101	$38	$101

See accompanying notes to financial statements.

Winwheel Bullion, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)

			For the Period
			August 19, 1999
	For the Year Ended		(Inception) to
	March 31,		March 31,
	2011	2010	2011

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Non-cash investing and financing activities:

Conversion of related party payable to notes payable to shareholder	$141,079	$-	$141,079

Conversion of notes payable to common stock	-	61,000	61,000

See accompanying notes to financial statements.

WINWHEEL BULLION, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Operation

The Company formerly known as Skreem Entertainment Corp./Diversified Global Holdings, Inc. was a development stage company that was incorporated in Nevada on or about August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry.  The stockholders of Skreem Entertainment Corp, on or about May 5, 2008, approved the name change from Skreem Entertainment Corp. to Diversified Global Holdings, Inc., approved a reverse split of ten shares of common stock for one share of common stock, and approved the increase of authorized capital to 100,000,000 consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. On or about September 4, 2008, Skreem Entertainment Corp. changed to Diversified Global Holdings, Inc. with effective reverse split and increase of authorized capital.  On or about August 11, 2008, there was a change in control as noted in Form 8-K dated August 19, 2008.  The name of the Company was officially changed from Diversified Global Holdings, Inc. to Winwheel Bullion Inc. (“WWB” or the “Company”) as noted in Form 8-K dated October 20, 2008.  The Company’s common stock is currently traded on the NASDAQ OTC Bulletin Board under the symbol “WWBU.OB” whereas prior to the name change traded as SKNT.OB.  With the change of officers and director of the Company associated with change in control of majority shareholder as noted in Form 8-K filings dated August 19, 2008 and September 16, 2008, incorporated as though fully set forth herein, the director and officers, in the best interest of the Company, have changed the business of the Company to land development. The Company is a development stage company that was registered in Delaware on August 1, 2008 and is located in the State of California. The Company has been pursuing potential projects and funding. With the world economic issues and status, the efforts of the Company are more challenging but will continue to pursue in efforts to build business and bring in income generating activities.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASC Update 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash” (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASCU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Codification (“ASC”) Update 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASCU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued, and the Company adopted, ASC Update No. 2010-05, “Escrowed Share Arrangements and the Presumption of Compensation” (ASCU No. 2010-05”).  ASCU No. 2010-05 codifies the SEC staff’s views on escrowed share arrangements which historically has been that the release of such shares to certain shareholders based on performance criteria is presumed to be compensatory.  When evaluating whether the presumption of compensation has been overcome, the substance of the arrangement should be considered, including whether the transaction was entered into for a reason unrelated to employment, such as to facilitate a financing transaction.  In general, in financing transactions the escrowed shares should be reflected as a discount in the allocation of proceeds.  In debt financings the discounts are to be amortized using the effective interest method, while discounts on equity financings are not generally amortized.  As it relates to future financings, the adoption of this update may have an effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASC Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” which updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3.  This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements.  For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities.  This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  This update becomes effective for the Company with the interim and annual reporting period beginning November 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting periods beginning November 1, 2011.  The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes.  Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s consolidated financial statements.

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

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update; however, we do not expect the adoption of this update to have a material impact on our consolidated financial statements.

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

Management believes that any other recently issued but not yet effective accounting pronouncements, if adopted, will not have a material effect on the Company’s present or future consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

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

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $115,118 and $73,636 for the years ended March 31, 2011 and 2010, respectively.  The Company had an accumulated deficit of $8,708,192 and $8,593,074 at March 31, 2011 and 2010, respectively.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital and loans from an affiliate and shareholder to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – BALANCE SHEET DETAILS

Prepaid expenses consist of the following:

	March 31,
	2011	2010

Prepaid insurance	$3,472	$2,982

Total prepaid expenses	$3,472	$2,982

Accounts payable consists of the following:

	March 31,
	2011	2010

Vendors	$147,498	$154,498

Total accounts payable	$147,498	$154,498

NOTE 5 – NOTES PAYABLE

Martin Consultants, Inc. periodically provided loans to the Company for working capital needs. Martin Consultants, Inc. is 100% owned by Jeffrey Martin, a previous majority shareholder of the Company. Activity for the years ended March 31, 2011 and 2010 is as follows:

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

Since the change in control of the Company in 2008, Winwheel Bullion Holdings, LLC (“WBHLLC”, formerly known as Winwheel Bullion, LLC), the majority shareholder of the Company, periodically provided undocumented advances to the Company for working capital needs. WBHLLC is 100% owned by Sungjin Kim.  On February 11, 2011, the Company and WBHLLC consolidated the outstanding balance of the advances, $125,596, and the accrued interest, $15,483, as of December 31, 2010, into a one year convertible note with interest to accrue at 12% per annum.  The note is convertible at the option of WBHLLC into 881,744 shares of common stock of the Company, or a pro rata thereof if repayments have been made, based on the conversion price of $0.16, which was equal to the 10 day VWAP at the time of the execution of the note.  The accrued interest is convertible into common stock at the rate of $0.16 per share.  Activity for the years ended March 31, 2011 and 2010 are as follows:

Interest expense for the advances / notes payable was $13,899 and $5,527 for the years ended March 31, 2011 and 2010, respectively.

NOTE 6 – RELATED PARTIES

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 48.6% of the Company as of March 31, 2011 and 2010.  WBHLLC maintains business interests in other ventures outside of the Company.  Additionally, as discussed in Note 5 – Notes Payable, the Company owes WBHLLC $141,079 as of March 31, 2011, $1,680 and $94,236 for advances as of March 31, 2011 and 2010, respectively.  The Company has accrued interest payable to WBHLLC of $3,768 and $9,120 as of March 31, 2011 and 2010, respectively (see Note 5).

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

Preferred Stock

On May 5, 2008, the Company’s board of directors by unanimous written constent authorized 5,000,000 shares of preferred stock at $0.001 par value.  As of March 31, 2011, no shares have been issued or are outstanding.

Warrants
The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the year ended March 31, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at March 31, 2010	-	$-
Granted	500,000	$0.16
Exercised	-	$-
Exchanged for shares		$-
Expired	-	$-

Outstanding at March 31, 2011	500,000	$0.16	4.87	$70,000

Exercisable at March 31, 2011	500,000	$0.16	4.87	$70,000

Weighted Average Grant Date Fair Value		$0.16

On February 18, 2011, the Company granted 500,000 warrants to five non-employees.  The warrants were valued at $0.159 per warrant or $79,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.16
Expected Term	5 Years
Expected Volatility	252.35%
Dividend Yield	0
Risk Free Interest Rate	1.125%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.  The Company recognized a loss of $79,500, which is included in operations.

NOTE 8 – INCOME TAX

No provisions were made for income taxes for the years ended March 31, 2011 and 2010 as the Company had cumulative operating losses.  For the years ended March 31, 2011 and 2010, the Company incurred net losses for tax purposes of $115,118 and $73,636, respectively.  The Company believes that the net operating loss carried forward at the time of the change of control has been negated.  Therefore, the income tax expense (benefit) differs from the amount computed by applying the United States Statutory corporate income tax rate as follows:

	For the Year Ended
	March 31,
	2011	2010

United States statutory corporate income tax rate	34.0%	34.0%
Change in valuation allowance on deferred tax assets	-34.0%	-34.0%

Provision for income tax	0.0%	0.0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The components of the deferred income tax assets are approximately as follows:

	March 31,
	2011	2010

Net operating loss carry forwards	$1,944,712	$1,932,602
Valuation allowance	(1,944,712)	(1,932,602)

Net deferred income tax assets	$-	$-

The Company has established a full valuation allowance on its deferred tax asset because of a lack of sufficient positive evidence to support its realization.  The valuation allowance increased by $35,618 and $73,636 for the years ended March 31, 2011 and 2010, respectively.

The Company has a net operating loss carryover of $116,208 to offset future income tax.  The operating losses expire as follows:

March 31,
2025	$356,410
2026	816,390
2027	840,921
2028	1,777,044
2029	209,839
2030	73,636
2031	35,618
$4,109,858

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

NOTE 10 – SUBSEQUENT EVENTS

The Company entered into a preliminary Letter of Intent to begin negotiations with Verdant Industries, Inc. to acquire various assets and liabilities of Verdant.

The Company has evaluated events from March 31, 2011 through the date whereupon the financial statements were issued and has determined that there are no additional items to disclose.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Interim Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ending March 31, 2011 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this on-going evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of March 31, 2011 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

On June 23, 2009, the Board of Directors appointed Bruce Harmon as Interim Chief Financial Officer and Director.  Mr. Harmon has served as CFO, Corporate Controller and/or Director for Alternative Construction Technologies, Inc. (ACCY.OB), Accelerated Building Concepts Corporation (ABCC.OB), Organa Technologies Group, Inc. (OGNT.PK), SinoFresh HealthCare, Inc. (SFSH.OB) and ViroGroup, Inc. (NASDAQ: VIRO).  He currently also serves as CFO and Director of eLayaway, Inc. (ELAY.OB).  Mr. Harmon has a Bachelors of Science degree in Accounting from Missouri State University.

On June 23, 2009, the Board of Directors appointed Dr. Mervyn M. Dymally as a Director for the Company.  He is the Director of the Urban Health Institute at Charles Drew University.  Dr. Dymally is a former California Assemblyman, State Senator, Lt. Governor and United States Congressman.  Dr. Dymally has also served as a foreign affairs consultant in Africa, Asia and the Caribbean and currently serves as Honorary Consul to the Republic of Benin in West Africa.  On July 20, 2010, Dr. Dymally resigned as a Director to pursue other career options.

On July 23, 2010, the Board of Directors appointed Steven W. Youschak as a Director for the Company.  He is currently the Primary Consultant for the Development of a Steam Reforming Project in the Tri-State Area of Arizona.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information with respect to persons who are serving as directors and officers of the Company.  Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

			HELD POSITION
NAME	AGE	POSITION	SINCE

Sungjin Kim	52	Chief Executive Officer	9/12/2008 (a)
		Director	8/15/2008 (a)
Stephen V. Williams	62	CEO and Director	6/23/2009
Inho Cho	59	Interim Chief Financial Officer	9/12/2008 (a)
Bruce Harmon	52	Interim Chief Financial Officer and Director	6/23/2009
Mervyn M. Dymally	85	Director	6/23/2009 (b)
Steven W. Youschak	46	Director	7/23/2010
David Price	47	Secretary	8/15/2008

(a) Resigned on June 23, 2009.
(b) Resigned on July 20, 2010.

Biography of Directors and Officers

STEPHEN V. WILLIAMS, CHIEF EXECUTIVE OFFICER AND DIRECTOR.  Mr. Williams was appointed as CEO of the Company in June 2009.  Previously, he was the Chairman of the Board of Directors of Alternative Construction Technologies, Inc. (ACCY.OB) which specialized in “green” structural insulated panels (SIPs) for commercial and residential structures, developer of homes, schools, commercial buildings, churches, strip malls, modular buildings and other applications.  Mr. Williams is a veteran and retired as a Lt. Colonel in the Georgia Air National Guard.  He served as a fighter pilot (F-15 Eagle) and also was a commercial airline pilot, senior flight instructor pilot and FAA designated flight examiner with Northwest Airlines. He has a Bachelors degree in Political Science from the University of Georgia.

BRUCE HARMON, INTERIM CHIEF FINANCIAL OFFICER. Mr. Harmon is the Interim CFO. He was named Interim CFO in June 2009.  Mr. Harmon was instrumental in the public registration of SinoFresh HealthCare, Inc. (SFSH.OB) in 2003, Alternative Construction Technologies, Inc. (ACCY.OB) in 2006, Accelerated Building Concepts Corporation (ABCC.OB) in 2007, and eLayaway, Inc. (ELAY.OB).  He served as CFO and Director of SHSH.OB, ACCY.OB, ABCC.OB and Organa Technologies Group, Inc. (OGNT.PK).  He currently is serving as CFO and Director of ELAY.OB.  Mr. Harmon owns Lakeport Business Services, Inc. and serves as a corporate consultant to various companies.  Mr. Harmon holds a B.S. degree in Accounting from Missouri State University.

STEVEN YOUSCHAK, DIRECTOR.  Mr. Youschak is currently the Primary Consultant for the Development of a Steam Reforming Project in the Tri-State Area of Arizona, Nevada, and California. The plant will produce DME and further refine it into Biodiesel and Jet Fuel. Mr. Youschak is also the Primary Consultant working with a Mongolian development group to build a DME/biodiesel refining plant in the Southern Gobi Desert. The biomass for this plant will come from a tree plantation that will be planted over the next three years. Mr. Youschak was previously Vice President of the Environmental Products Division (EPD) & head of International Business Development for Hoffinger Industries, Inc. which manufactures high-rate permanent media filtration systems used for commercial / industrial and municipal drinking water and wastewater systems. EPD systems are known worldwide for use with large commercial swimming pools, theme parks and Olympic swimming venues. Mr. Youschak was instrumental in negotiating and installing the EPD water systems currently installed in San Pablo City, Laguna, Philippines; the complete filtration system for the National Aquatics Training Center in Xi’an, China; the water filtration plant at the Vinh Loc Industrial Park, Ho Chi Minh City, Vietnam and the complete seawater filtration system on St. John’s Island, Singapore (the world’s largest indoor commercial aquaculture facility); and other similar systems in the region. Prior to EPD, he was the Marine Division Manager for Universal Aqua Technologies, Inc (UAT) in Torrance, California which manufactures high-quality commercial water bottling machinery, commercial, industrial & municipal reverse osmosis desalination systems and other commercial water equipment. He is trained in Plant Construction and Management, Systems Project Management and has a BS from the University of New Hampshire.

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

The following table sets forth all the compensation earned by the person serving as the Chief Executive Officer (Named Executive Officer) and each other executive officer during the calendar years ended March 31, 2010 and 2009.

						Non-Equity	Non-qualified
					Option /	Incentive	Deferred
Name and				Stock	Warrant	Plan	Compensation	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Sunjin Kim, CEO	2010	$-	$-	$-	$-	$-	$-	$-	$-
	2009	$-	$-	$-	$-	$-	$-	$-	$-
Inho Cho, Interim CFO	2010	$-	$-	$-	$-	$-	$-	$-	$-
Stephen V. Williams, CEO	2010	$-	$-	$-	$15,900	$-	$-	$-	$15,900
	2009	$-	$-	$-	$-	$-	$-	$-	$-
Bruce Harmon, Interim CFO	2010	$-	$-	$-	$15,900	$-	$-	$-	$15,900
	2009	$-	$-	$-	$-	$-	$-	$-	$-
David Price, Secretary	2010	$-	$-	$-	$15,900	$-	$-	$-	$15,900
	2009	$-	$-	$-	$-	$-	$-	$-	$-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our shares of voting stock as of March 31, 2011 by: (i) each person who is known by us to beneficially own more than 5% of the issued and outstanding shares of common stock; (ii) the Chairman and Chief Executive Officer; (iii) the directors; and (iv) all of the executive officers and directors as a group. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

	Amount and Nature of
Name and Address of Beneficial Owner (1) (2)	Beneficial Ownership	Percent

Sungjin Kim, CEO and Director (4) (5)	1,800,000	43.89%
Stephen V. Williams, CEO and Director (6)	100,000	2.44%
Bruce Harmon, Interim CFO and Director (7)	100,000	2.44%
Steven W. Youschak, Director	100,000	2.44%
David Price, Secretary (3)	100,000	2.44%

(1) Unless otherwise noted, the address of each person or entity listed is c/o Winwheel Bullion, Inc.,

(2) Applicable percentage of ownership is based on 4,100,726 shares of our common stock outstanding (as defined below)
as of March 31, 2011. Beneficial ownership is determined in accordance with rules of the Securities and Exchange
Commission and means voting or investment power with respect to securities. Shares of our common stock issuable upon the exercise of stock options and/or warrants exercisable currently or within 60 days of March 31, 2011 are deemed ooutstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage of ownerhisp of any other person. Beneficial ownership amounts for Messrs. Williams, Harmon, Youschak and Price include 100,000 shares for each person that may be acquired upon the exercise of warrants issued to each person in February 2011.

(3) Mr. Price's address is 1915 Eye Street, N.W., Washington, D.C. 20006.

(4) Includes shares owned by Winwheel Bullion Holdings, LLC.

(5) Resigned June 23, 2009.

(6) Reflects warrants owned by Pilot Management Group, LLC, which is owned and controlled by Stephen V. Williams.

(7) Reflects warrants owned by Lakeport Business Services, Inc., which is owned and controlled by Bruce Harmon.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

WBHLLC is owned 100% by Sungjin Kim, who was the Chief Executive Officer and Director of the Company until his resignation on June 23, 2009.  WBHLLC owns 48.6% of the Company.  WBHLLC maintains business interests in other ventures outside of the Company.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company has paid $10,000 and $21,000 for its quarterly financial reviews, Form 10-Q reviews, and Form 10-K reviews for 2011 and 2010, respectively.  The Company has paid $5,000 and $20,000 for its annual financial audits for 2011 and 2010, respectively.

Tax Fees

The Company’s taxes are prepared internally therefore no fees have been paid associated with tax preparation.

All Other Fees

The Company has no other related fees.

The Company’s Audit Committee has an Audit Committee Charter with the appropriate policies and procedures regarding approvals.  The Audit Committee has approved of all items disclosed in this section.

The Company’s auditors for the year ended March 31, 2011 and 2010 are Randall Drake, C.P.A., P.A., located in Clearwater, Florida, and Choi, Kim & Park, LLP, located in Los Angeles, California, respectively.

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

/s/ Stephen V. Williams	April 28, 2011
Stephen V. Williams, Chief Executive Officer	Date

/s/ Bruce Harmon	April 28, 2011
Bruce Harmon, Interim Chief Financial Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen V. Williams	April 28, 2011
Stephen V. Williams, Director	Date

/s/ Bruce Harmon	April 28, 2011
Bruce Harmon, Director	Date

/s/ Steven Youschak	April 28, 2011
Steven Youschak, Director	Date