Form 10-Q
period 2011-06-30
Verdant Automotive Corp
filed 2011-08-15
CIK 1399480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

______________________

FORM 10-Q
______________________

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOR ENDED JUNE 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITIION PERIOD FROM ____________ TO ____________

Commission File number: 000-52677

VERDANT AUTOMOTIVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	45-2405975
(State or other jurisdiction Of incorporation)	(I.R.S. Employer Identification No.)

12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, California  91739
(Address of principal executive offices)

(909)786-1981
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [x]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]   No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 11, 2011, the Company has 49,868,640 shares of Class A Common Stock outstanding and no other classes of common stock.

TABLE OF CONTENTS

VERDANT AUTOMOTIVE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

PART I

ITEM 1.	FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

VERDANT AUTOMOTIVE CORPORATION
(FORMERLY WINWHEEL BULLION INC.)
(A Development Stage Company)
BALANCE SHEETS
As of June 30, 2011 and March 31, 2011

	2011	2011

ASSETS
CURRENT ASSETS:
Cash	$92,613	$101
Prepaid expenses	314,486	3,472
Total Current Assets	407,099	3,573

PROPERTY AND EQUIPMENT, NET	8,451	-

OTHER ASSETS
Goodwill	-	-

TOTAL ASSETS	$415,550	$3,573

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$533,154	$147,498
Accounts payable and accrued expenses-Related parties	468,039	3,768
Deposits from shareholders	39,000	-
Notes payable	145,000	-
Notes payable-Related parties	992,759	142,759
Total Current Liabilities	2,177,952	294,025

Total liabilities	2,177,952	294,025

Commitments and Contingencies

STOCKHOLDERS' EQUITY/(DEFICIT):
Preferred stock, $.001 par value; 5 shares authorized; 5 shares issued and outstanding at June 30, 2011	-	-
Common stock, $.001 par value; 999,999,995 shares authorized; 42,576,140 and 3,700,726 shares issued and 40,876,140 and 3,700,726 shares outstanding at June 30, 2011 and March 31, 2011, respectively	42,576	3,701
Additional paid-in capital	12,245,464	8,414,039
Treasury stock	(850,000)	-
Deficit accumulated during the development stage	(13,200,442)	(8,708,192)
Total Stockholders' Equity/(Deficit)	(1,762,402)	(290,452)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$415,550	$3,573

VERDANT AUTOMOTIVE CORPORATION
(FORMERLY WINWHEEL BULLION INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2011 and 2010 and For the Date of Inception
(August 19, 1999) to June 30, 2011

			Date of
			Inception
			(August 19, 1999)
	Three Months Ended		to
	June 30,		June 30,
	2011	2010	2011
Sales	$-	$-	$370,800
Cost of sales	-	-	-

Gross profit	-	-	370,800

Operating Expenses:
Depreciation and amortization	50	-	50
General and administrative expenses	649,853	26,142	7,586,293
Impairment of goodwill	3,833,722	-	3,833,722
Impairment of long-lived assets	-	-	855
Impairment of loan receivable	-	-	130,000

Total operating expenses	4,483,625	26,142	11,550,920

Loss from Operations	(4,483,625)	(26,142)	(11,180,120)

Other Income/(Expense)
Other income	-	-	56,889
Loss from conversion of shareholder debt	-	-	(1,506,528)
Interest (expense)	(4,354)	-	(550,754)
Interest (expense)-Related parties	(4,271)	(1,885)	(19,929)
Total Other Income (Expense)	(8,625)	(1,885)	(2,020,322)

(Loss) before Income Taxes	(4,492,250)	(28,027)	(13,200,442)

Provisions for Income Taxes	-	-	-

Net (Loss)	$(4,492,250)	$(28,027)	$(13,200,442)

Net (Loss) Per Share:
Basic and Diluted	$(0.13)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	34,504,511	3,700,726

VERDANT AUTOMOTIVE CORPORATION
(FORMERLY WINWHEEL BULLION INC.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2011 and 2010 and For the Date of Inception
(August 19, 1999) to June 30, 2011

			Date of
			Inception
			(August 19, 1999)
	Three Months Ended		to
	June 30,		June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,492,250)	$(28,027)	$(13,200,442)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	50	-	52,839
Impairment of goodwill	3,833,722	-	3,833,722
Impairment of long-lived assets	-	-	855
Impairment of loan receivable	-	-	130,000
Accrued interest payable converted to equity	-	-	209,817
Issuance of warrants for services	-	-	79,500
Common stock issued for services	550,000	-	673,599
Loss from conversion of stockholder debt to common stock	-	-	1,506,528
Expenses paid by stockholder and affiliate	-	-	636,796
Payables and services converted to common stock	-	-	770,674
Assumption of liabilities over value of assets	(833,722)	-	(833,722)
Changes in assets and liabilities:
Decrease/(Increase) in prepaid expenses	(311,014)	(10,906)	(314,486)
Increase in accounts payable and accrued expenses	849,927	21,885	1,346,204
Increase in shareholder deposits	39,000	-	39,000
Net cash provided by operating activities	(364,287)	(17,048)	(5,069,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,501)	-	(62,145)
Loan receivable	-	-	(130,000)
Net cash used in investing activities	(8,501)	-	(192,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from parent company	-	-	697,193
Proceeds from notes payable-other	145,000	-	530,000
Proceeds from notes payable-shareholder	-	17,087	1,911,907
Proceeds from notes payable-affiliates	-	-	2,564,191
Payments on notes payable-other	-	-	(338,018)
Payments on notes payable-stockholder	-	-	(190,699)
Payments on notes payable-affiliates	-	-	(141,000)
Proceeds from issuance of common stock	320,300	-	320,300
Net cash from financing activities	465,300	17,087	5,353,874

Net increase in cash	92,512	39	92,613

CASH AT BEGINNING PERIOD	101	38	-

CASH AT END OF PERIOD	$92,613	$77	$92,613

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party payable to notes payable to shareholder	$-	$-	$-
Conversion of notes payable to common stock	$-	$-	$-
Issuance of common stock for goodwill	$3,000,000	$-	$-
Common stock issued for services	$550,000	$-	$-
Issuance of note payable for treasury stock	$850,000	$-	$-

VERDANT AUTOMOTIVE CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1.                      BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of Verdant Automotive Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended June 30, 2011 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The Company has reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is a development stage company that was registered in Delaware on August 1, 2008, and is located in the State of California.

The Company, formerly known as Skreem Entertainment Corp., was incorporated in Nevada on or about August 19, 1999 and was formed to promote, finance and manage artists and projects in the music industry.  The stockholders of Skreem Entertainment Corp, on or about May 5, 2008, approved the name change from Skreem Entertainment Corp. to Diversified Global Holdings, Inc., approved a reverse split of ten shares of common stock for one share of common stock, and approved the increase of authorized capital to 100,000,000 consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock. On or about September 4, 2008, Skreem Entertainment Corp. changed to Diversified Global Holdings, Inc., effectuated the contemplated reverse split and increase of authorized capital.

On or about August 11, 2008, there was a change in control as noted in Form 8-K dated August 19, 2008.  The name of the Company was officially changed from Diversified Global Holdings, Inc. to Winwheel Bullion Inc. (“WWB”) as noted in Form 8-K dated October 20, 2008.   With the change of officers and director of the Company associated with change in control of majority shareholder as noted in Form 8-K filings dated August 19, 2008, and September 16, 2008, incorporated as though fully set forth herein, the director and officers, in the best interest of The Company, changed the business of the Company to land development.

On May 11, 2011, the Company entered into a Securities Exchange Agreement and Plan of Reorganization, as noted in the Company’s Current Report on Form 8-K dated May 12, 2011, and incorporated by reference herein, to acquire all the assets and liabilities of Verdant Industries, Inc., a Delaware corporation, in exchange for 30,000,000 shares of its common stock.  The acquisition was valued at $.10 per share for the assets and liabilities acquired.  Concurrently, the officers and directors of the Company resigned and the shareholders of the Company appointed the current officers and directors.

As reported in the Company’s Current Report on Form 8-K dated June 9, 2011, and incorporated by reference herein, effective June 3, 2011, the Company amended its Certificate of Incorporation to approve a change in authorized stock to 1,000,000,000 shares: 999,999,995 shares of authorized Common Stock and 5 shares of authorized Preferred Stock.   By shareholder and director consent, the Company created and designated a class of Class A Convertible Preferred Stock, consisting of five (5) shares of preferred stock, and granting the holders of Class A Convertible Preferred Stock, among other things, the collective right to fifty one percent (51%) of the common votes on any matter requiring a shareholder vote of the Company. On June 8, 2011, the Company authorized the allocation of the Class A Convertible Preferred Stock to each of the Company’s officers, together with one other substantial individual shareholder of the Company. Each person so named received one (1) share of Class A Convertible Preferred Stock.

In connection with the Company’s Current Report on Form 8-K filed on May 23, 2011 and incorporated by reference herein, the Company executed a name change from “Winwheel Bullion, Inc.,” to “Verdant Automotive Corporation.”

As reported on the Company’s Current Report on Form 8-K dated June 9, 2011, the Company on June 6, 2011, received confirmation from FINRA that the name change became effective on June 9, 2011. Further, the Company obtained a new trading symbol from FINRA, namely: “VRDT.” the Company also obtained a new CUSIP number, namely: “923363 10 5” and ISIN Number: “US9233631053.” Concurrent therewith, the Company also obtained a new Internal Revenue Service Employer Identification Number, namely: “45-2405975,” as noted on the cover page of this report, and designated SIC Code “5012- Automobiles and Other Motor Vehicles” as its primary SIC Code.

NOTE 2.                      REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenues are generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.  Revenues are earned from the sale of electric vehicles and other related technologies and services.

NOTE 3.                      DEVELOPMENT STAGE COMPANY

The Company is a development stage company. The Company is subject to risks and uncertainties, including new product development, actions of competitors, reliance on the knowledge and skills of its employees to be able to service customers, and availability of sufficient capital and a limited operating history. Accordingly, the Company presents its financial statements in accordance with the accounting principles generally accepted in the United States of America that apply in establishing new operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the accumulated statement of operations and cash flows from inception of the development stage to the date on the current balance sheet. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

NOTE 4.                      RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our financial statements, from those disclosed in the our Annual Report on Form 10-K for the year ended March 31, 2011.

NOTE 5.                      RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 6.                      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $4,492,250 and $115,118 for the three months ended June 30, 2011 and the year ended March 31, 2011, respectively.  The Company had an accumulated deficit of $13,200,442 at June 30, 2011.    These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

Management intends to raise additional operating funds through equity and/or debt offerings.  However, there can be no assurance management will be successful in its endeavors.  Ultimately, the Company will need to achieve profitable operations in order to continue as a going concern.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may be required to curtail its operations.

NOTE 7.                      GOODWILL

Goodwill represents the excess of the cost of  the amount paid over the acquired assets over the fair value of their net assets at the dates of acquisitions, plus the assumption of certain liabilities. Under ASC 350, Goodwill and Other Intangible Assets, the Company is required to annually assess the carrying value of goodwill to determine if impairment in value has occurred.

The Company determined that its goodwill was impaired and recorded an impairment charge of $3,833,722.

NOTE 8.                      NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:

June 30,2011
Note payable, 12% interest, principle and interest due February 18, 2012(1)	$142,759

Note payable, payments are due monthly at 5% of the monthly gross monies raised with the balance due no later than April 29, 2012.	850,000

$992,759

(1)
The above listed note is convertible into 881,744 shares of common stock for its cancellation and the conversion price is based on the 10 day VWAP of the Company’s common stock or, $.016.  The accrued interest shall be converted at the same rate.

NOTE 9.                      NOTES PAYABLE

The Company’s notes payable consists of the following:

June 30,2011
Notes payable, 15% interest, principle and interest due April 19, 2012	$45,000

Note payable, 10% interest, principle and interest due March 4, 2012	50,000

Note payable, 10% interest, principle and interest due March 18, 2012	50,000
$145,000

The Company has issued 2 unsecured convertible promissory notes for a cumulative total of $95,000, which is convertible to common stock of the Company at one-tenth of one percent of the Company’s initial private placement offering, which, in this case, was $0.10 per share.  As such, the notes are convertible to common stock of the Company at $0.01 per share.  If not converted within 6 months of the date of execution, the notes bear interest at the rate of 10% per annum.  The notes are scheduled to be converted on or before August 31, 2011 and October 12, 2011, respectively.

The Company has issued 1 secured convertible promissory note for a total of $50,000, which is convertible to common stock of the Company at one-tenth of one percent of the Company’s initial private placement offering, which, in this case, was $0.10 per share.  As such, the notes are convertible to common stock of the Company at $0.01 per share.  The note is secured by any tangible property owned by the Company, bears interest at 10% per annum and is scheduled to be converted on or before March 18, 2012.

NOTE 10.                    INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740-10 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law is inherently complex. Laws and regulation in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding the income tax exposures. Because interpretations of, and guidance surrounding, income tax laws and regulations change over time, changes in the subjective assumptions and judgments can materially affect amounts recognized in the balance sheets and statements of income.

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended June 30, 2011.

NOTE 11.                    SUBSEQUENT EVENTS

As reported by the Company in Current Report on Form 8-K, filed on August 8, 2011, on July 11, 2011, the Company concluded a private investment offering round of common stock. As reported in the Company’s Form D, filed on July 26, 2011, the Company issued a total of 7,890,000 restrictive shares of common stock in the offering to a total of 91 accredited investors and received total gross proceeds in the amount of $789,000, inclusive of amounts reported in the Company’s prior Current Reports on Form 8-K. The offering was conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

As reported by the Company in Current Reports on Form 8-K filed June 27, 2011, June 29, 2011, and July 8, 2011, the Company has issued a cumulative total of 4,000,000 restricted shares of common stock pursuant to two (2) director services agreements and an additional 3,000,000 restricted shares of common stock pursuant to a consulting agreement.  The sales of restricted Common Stock were made in reliance on exemptions from registration provided for in Section 4(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated under the Securities Act.

On August 8, 2011, the Company authorized the grant of 40,980,000 restricted shares of common stock to 36 employees pursuant to Restricted Stock Agreements. Pursuant to the respective Restricted Stock Agreements, half of the shares issued will vest upon the effectiveness of a registration statement registering at least 33% of the restricted shares and the other half will vest 6 months from that date. The grant of the restricted shares are exempt from registration as not constituting sales for value within the meaning of Section 2(a)(3) of the Securities Act.

As of August 8, 2011, the Company initiated a private investment offering round of common stock. As reported in the Company’s Form D, filed on August 8, 2011, the Company has issued a total of 322,000 restrictive shares of common stock in the offering to a total of 15 accredited investors and has received total gross proceeds in the amount of $161,000. The offering is being conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

On August 2, 2011, a warrant holder elected a cashless exercise of his warrant and received 87,200 shares of common stock as a result.

Except as provided herein, the Company has evaluated its activities, pursuant to ASC 855, and has determined that there are no additional reportable subsequent events.

NOTE 12.                    STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 999,999,995 shares of common stock, of which 89,348,640 shares of Class A Common Stock have been issued and 49,868,640 are outstanding as of the date of this Report.   There are 40,980,000 shares of Class A Common Stock issued, but are not yet outstanding pursuant to the vesting schedule of the restricted stock agreements set forth in Current Report on Form 8-K filed by the Company on August 9, 2011 and incorporated by reference herein.

As noted in the Company’s Current Report on Form 8-K dated May 12, 2011, and incorporated by reference herein, the Company, under its Securities Exchange Agreement and Plan of Reorganization filed on April 29, 2011, issued 30,000,000 shares of its common stock to various assignees of Verdant Industries, Inc., valued at $.10 per share.

As reported in Form D, filed by the Company on July 26, 2011, as well as the Company’s Current Reports on Form 8-K filed on June 9, 2011, June 27, 2011, and June 30, 2011, each of which is incorporated by reference herein, during the quarter ending June 30, 2011, the Company sold 4,005,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.10 per share, for a total consideration of $400,500.  In July, the Company sold an additional 3,885,000 shares of common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.10 per share for a total consideration of $388,500.  In July, the Company raised the valuation of its shares to be offered in private placement to $0.50 per share.  As reported on Form D, filed by the Company on August 8, 2011, and incorporated by reference herein, to date, the Company has sold an additional 322,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at the current valuation of $0.50 per share for a total consideration of $161,000.

The Company in the quarter ended June 30, 2011 has issued 5,500,000 restricted shares of its common stock for consulting services at a value of $.10 per share to a new directors of the Company and an investment firm, as reported on Current Reports on Form 8-K filed by the Company on June 30, 2011 and June 24, 2011, respectively, and incorporated by reference herein.  In July, the Company issued an additional 1,500,000 shares of its restricted common stock pursuant to a Director Services Agreement, as reported on Current Report on Form 8-K filed on July 8, 2011, and incorporated by reference herein.  The sales of restricted Common Stock were made in reliance on exemptions from registration provided for in Section 4(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated under the Securities Act.

Preferred Stock

As reported in Current Report on Form 8-K, filed by the Company on June 9, 2011, and incorporated by reference herein, on June 7, 2011, the Company received confirmation from the State of Delaware that, effective June 3, 2011, the Company successfully amended its Articles of Incorporation to reflect a change in the authorized number of shares to include five (5) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001).  By shareholder and director consent, the Company created and designated a class of Class A Convertible Preferred Stock, consisting of five (5) shares of preferred stock, and granting the holders of Class A Convertible Preferred Stock, among other things, the collective right to fifty one percent (51%) of the common votes on any matter requiring a shareholder vote of the Company. On June 8, 2011, the Company authorized the allocation of the Class A Convertible Preferred Stock to each of its officers, together with one other substantial individual shareholder. Each person so named received one (1) share of Class A Convertible Preferred Stock.

Treasury Stock

Pursuant to the acquisition of Verdant Industries, Inc., it acquired 1,700,000 shares of the Company's common stock purchased from a majority shareholder in February, 2011.  The cost of the shares was $850,000 that has been reflected as treasury stock upon the acquisition of the assets and liabilities of Verdant Industries, Inc.

Warrants

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the quarter ended June 30, 2011, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Warrants	Price	Terms	Value

Outstanding at March 31, 2011	-	$-
Granted	500,000	$0.16
Exercised	-	$-
Exchanged for shares	200,000	$-
Expired	-	$-

Outstanding at June 30, 2011	300,000	$0.16	4.87	$70,000

Exercisable at June 30, 2011	300,000	$0.16	4.87	$70,000

Weighted Average Grant Date Fair Value		$0.16

On February 18, 2011, the Company granted 500,000 warrants to five non-employees.  The warrants were valued at $0.159 per warrant or $79,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.16
Expected Term	5 Years
Expected Volatility	252.35%
Dividend Yield	0
Risk Free Interest Rate	1.125%

The expected term equals the contractual terms for this non-employee grant.  The volatility is based on comparable volatility of other companies as the Company was not yet trading and had no historical volatility.

The Company has issued 300,000 warrants convertible to common stock of the Company at a strike price of $0.01 per share to a member of its advisory board, which have yet to be exercised.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

The Company incorporates by reference all of the information set forth in Note 1 of this Report, above.

The Company is a strategic organization and holding company for clean technology, transportation and infrastructure related ventures and initiatives designed to disrupt the current status quo in energy distribution and usage.  The Company’s goal is to eliminate all of the barriers to the electrification of transportation

A significant part of the Company’s solution is the introduction of compelling electric vehicles that encourage consumers to make the switch to EV technology.  The business model creates economies of scale and leverages advanced technologies to achieve this solution and to allow the Company to present a diverse portfolio for its investors.

Among the Company’s contemplated acquisitions are electric, CNG and gasoline vehicle offerings to aid in the transition to electric powered automobiles and keep its product line diverse and robust in this evolving market.  The Company is also negotiating licensing and acquisitions of battery and technology companies that offer compelling opportunities to enter and expand the market.  These acquisitions and strategic partnerships, as well as development of the Company’s own branded products, will lead to significant job creation within the United States.

Verdant services complete the EV experience through large-scale deployment and maintenance of charging infrastructure, grid management and energy storage solutions utilizing advanced battery technology that significantly outperforms technology in broad use today.  This creates a new industry segment that will also create a substantial amount of new jobs in the United States and abroad.

Constructing a charging station infrastructure and partnerships with retail installations will provide additional point of sale revenue for the Company. Because the equipment stores energy, it can also be used in peak mitigation and energy backup during power failures bringing additional value to the customer.

The Company intends to form strategic relationships with prominent universities and colleges to research and develop its technologies.  As such, the Company will gain access to advanced laboratory facilities to develop new and innovative technologies. The Company’s technology and IP development will provide it with additional tangible assets that improve investor valuation and the Company’s position in the global marketplace as a leader in automotive and alternative fuel and energy management.

Results of Operations for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2011.

Overview

Total revenues did not change from $0 for the three months ended June 30, 2011 from $0 for the three months ended June 30, 2010.

Total operating expenses increased to $4,483,625 for the three months ended June 30, 2011 from $26,142 for the three months ended June 30, 2010. This increase was primarily attributable to the increase costs to enter into the new business activities and the impairment of goodwill.

Liquidity and Capital Resources

As of June 30, 2011, the Company had cash of $92,613 and a deficit in working capital of $1,770,853. Net loss was $4,492,250 for the three months ended June 30, 2011. The Company generated a negative cash flow from operations of $364,287 for three months ended June 30, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company’s increase in accrued salaries and consulting fees.  During the quarter, the Company raised $400,500 from a private placement it made by selling 4,005,000 shares of its common stock.  In July and through the date of this Report, the Company has sold 4,224,500 shares of its common stock for an additional $549,500.  The Company will continue to raise capital to cover its cost of operations until it enters into its proposed operations and obtains cash positive and profitable operations from its business.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $4,492,250 for the three months ended June 30, 2011 compared to income of $0 and losses of $28,027 for the three months ended June 30, 2010.  The Company had an accumulated deficit of 13,200,442 at June 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

OUR BUSINESS IS SUBJECT TO MANY RISK FACTORS, INCLUDING THE FOLLOWING (REFERENCES TO "OUR," "US," "WE," AND WORDS OF SIMILAR MEANING IN THESE RISK FACTORS REFER TO THE COMPANY).

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

Certain aspects of our business involve risks of liability. In general, litigation in our industry, including class actions that seek substantial damages, arises with increasing frequency. Claims may be asserted under environmental, labor, health and safety or product liability laws. Litigation is invariably expensive, regardless of the merit of the plaintiffs’ claims.  Given the general risks, as stated, there is a chance that the Company could be named as a defendant in the future, and there can be no assurance that regardless of the merit of such claims, we will not be required to make substantial settlement payments in the future.

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

Currently, we have no projects, projections or foreign interest involving international operations.  However, the Company may in the future, given the opportunity, decide to pursue projects, business, or otherwise conduct operations internationally.  Doing business in foreign countries does subject the Company to additional risks, any of which may adversely impact future operating results, including:

-	International, political, economic and legal conditions;

-	Our ability to comply with foreign regulations and laws affecting operations and projects;

-	Difficulties in attracting and retaining staff to operate internationally;

-	Language and cultural barriers;

-	Seasonal reductions in business activities and operations at project locations;

-	Integration of foreign operations;

-	Potentially adverse tax consequences; and

-	Potential foreign currency fluctuations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ending June 30, 2011 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this ongoing evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of June 30, 2011 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

As reported by the Company in Current Report on Form 8-K, filed on August 8, 2011, on July 11, 2011, the Company concluded a private investment offering round of common stock. As reported in the Company’s Form D, filed on July 26, 2011, the Company issued a total of 7,740,000 restrictive shares of common stock in the offering to a total of 91 accredited investors and received total gross proceeds in the amount of $774,000, inclusive of amounts reported in the Company’s prior Current Reports on Form 8-K. The offering was conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

The Company has issued a cumulative total of 4,000,000 restricted shares of common stock pursuant to two (2) director services agreements and an additional 3,000,000 restricted shares of common stock pursuant to a consulting agreement.  The sales of restricted Common Stock were made in reliance on exemptions from registration provided for in Section 4(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated under the Securities Act.

On August 8, 2011, the Company authorized the grant of 40,980,000 restricted shares of common stock to 36 employees pursuant to Restricted Stock Agreements. Pursuant to the respective Restricted Stock Agreements, half of the shares issued will vest upon the effectiveness of a registration statement registering at least 33% of the restricted shares and the other half will vest 6 months from that date. The grant of the restricted shares are exempt from registration as not constituting sales for value within the meaning of Section 2(a)(3) of the Securities Act.

As of August 8, 2011, the Company has initiated a private investment offering round of common stock. As reported in the Company’s Form D, filed on August 8, 2011, The Company issued a total of 322,000 restrictive shares of common stock in the offering to a total of 15 accredited investors and received total gross proceeds in the amount of $161,000. The offering is being conducted pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported in Current Report on Form 8-K filed by the Company on May 12, 2011, and incorporated by reference herein, on May 11, 2011, Steven Youschak, Bruce Harmon, and Stephen V. Williams effectively resigned as directors of the Company. On May 11, 2011, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on June 24, 2011, five (5) shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders whereby Dan Elliott, Steve Aust, David Edgar, and Dennis Hogan were appointed as the directors of the Company.

As reported in Current Report on Form 8-K, filed by the Company on June 9, 2011, and incorporated by reference herein, on June 7, 2011, Registrant received confirmation from the State of Delaware that, effective June 3, 2011, Registrant successfully amended its Articles of Incorporation to reflect a change in the authorized number of shares to include five (5) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001).  By shareholder and director consent, Registrant created and designated a class of Class A Convertible Preferred Stock, consisting of five (5) shares of preferred stock, and granting the holders of Class A Convertible Preferred Stock, among other things, the collective right to fifty one percent (51%) of the common votes on any matter requiring a shareholder vote of Registrant. On June 8, 2011, Registrant authorized the allocation of the Class A Convertible Preferred Stock to each of Registrant’s officers, together with one other substantial individual shareholder of Registrant. Each person so named received one (1) share of Class A Convertible Preferred Stock.

As reported in Current Reports on Form 8-K filed by the Company on May 23, 2011, and June 6, 2011, on May 22, 2011, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on June 24, 2011, five (5) shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders regarding the name change of the Company from “Winwheel Bullion, Inc.,” to “Verdant Automotive Corporation.” The Company on June 6, 2011, received confirmation from FINRA that the name change became effective on June 9, 2011. Further, the Company obtained a new trading symbol from FINRA, namely: “VRDT,” a new CUSIP number, namely: “923363 10 5,” and ISIN Number: “US9233631053.” Concurrent therewith, the Company also obtained a new Internal Revenue Service Employer Identification Number, namely, “45-2405975,” as noted on the cover page of this Report, and designated SIC Code “5012- Automobiles and Other Motor Vehicles” as its primary SIC Code.

As reported in Current Report on Form 8-K, filed by the Company on June 27, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on June 20, 2011, five (5) shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders approving a consulting agreement with 9595 Wilshire Group (“Consultant”), whereby Consultant will provide strategic planning, financial reporting and forecasting on the structure of debt or equity financing, in exchange for Twenty Thousand Dollars ($20,000USD) per month (only to begin after the Company has amassed the sum of Two Million Dollars ($2,000,000USD) in gross proceeds) and the issuance of Three Million (3,000,000) shares of the Company’s Common Stock as well as the right to obtain Common Stock equal to three percent (3%) of the then-outstanding Common Stock, if the Company acquires an additional automotive brand.

As reported in Current Report on Form 8-K, filed by the Company on June 29, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on June 24, 2011, five (5) shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders electing Graham Norton-Standen as a Director of the Company.

As reported in Current Report on Form 8-K, filed by the Company on July 8, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on July 6, 2011, five (5) shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders electing A.C. Green as a Director of the Company.

As set forth in the Company’s Form D filing on July 26, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on July 11, 2011, five (5) shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders terminating its private placement offering of common stock at a valuation of $0.10 per share and approved a subsequent private placement offering of common stock at a valuation of $0.50 per share.

As reported in Current Report on Form 8-K, filed by the Company on August 9, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on August 8, 2011, five (5) shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders authorizing the issuance of the shares in connection with certain restricted stock agreements between the Company and several of its employees.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
3.1 (1)	Articles of Incorporation, as Amended
31.1 (2)
Certification of Chief Executive Officer of the Company as required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)
Certification of Chief Financial Officer of the Company as required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (2)	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

VERDANT AUTOMOTIVE CORPORATION

Date: August 15, 2011	By:	/s/ Daniel Elliott
Daniel Elliott
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Dennis Hogan
Dennis Hogan
Chief Financial Officer