Form 10-Q
period 2011-09-30
Verdant Automotive Corp
filed 2011-11-14
CIK 1399480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________

FORM 10-Q
______________________

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOR ENDED SEPTEMBER 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITIION PERIOD FROM ____________ TO ____________

Commission File number: 000-52677

VERDANT AUTOMOTIVE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	45-2405975
(State or other jurisdiction Of incorporation)	(I.R.S. Employer Identification No.)

12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, California  91739
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

As of October 31, 2011, the Company has  94,925,640 shares of Class A Common Stock outstanding and no other classes of common stock.

TABLE OF CONTENTS

VERDANT AUTOMOTIVE CORPORATION
(A DEVELOPMENT STAGE COMPANY)

Part I – Financial Information

Item 1	Financial Statements

	Balance Sheets as of September 30, 2011 and March 31, 2011	3

	Statements of Operations for the Six Months Ended September 30, 2011, and 2010 and for the Period from Inception, August 19, 1999, through September 30, 2011	4

	Statements of Cash Flows for the Six Months Ended September 30, 2011, and 2010 and the Period from Inception, August 19, 1999, through September 30, 2011	5

	Notes to the Financial Statements	6

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4	Controls and Procedures	15

Part II – Other Information

Item 1	Legal Proceedings	16

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	16

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission Of Matters To A Vote Of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	18

PART I

ITEM 1.	FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

Verdant Automotive Corporation
Balance Sheet

	September 30, 2011	March 31, 2011
ASSETS

CURRENT ASSETS:
Cash	58,797	101
Prepaid expenses	4,729,964	3,472
Total Current Assets	4,788,761	3,573

PROPERTY AND EQUIPMENT, NET	8,621	0

OTHER ASSETS
Goodwill	0	0
Deposits	2,188
Total Other Assets	2,188	0

TOTAL ASSETS	4,799,570	3,573

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,765,265	147,498
Accounts payable and accrued expenses - Related party	10,513	3,768
Deposits from stockholders
Notes Payable	145,000
Notes Payable - Related parties	992,759	142,759
Total Current Liabilities	2,913,537	294,025

STOCKHOLERS' EQUITY / (DEFICIT)
Preferred stock, $.001 par value; 5 shares issued and outstanding at September 30, 2011	0	0
Common Stock, .001 par value: 999,999,995 shares authorized: 91,976,640 and 3,700,726 share issed and 91,976,640 and 3,700,726 shares outstanding at September 30, 2011 and March 31, 2011, respectively	91,977	3,701
Additional paid-in capital	17,471,613	8,414,039
Warrants (300,000 warrants issued and outstanding at September 30, 2011)	0	0
Treasury stock	(850,000)	0
Deficit accumulated during the development stage	(14,827,557)	(8,708,192)
Total Stockholders' Equity / (Deficit)	1,886,033	(290,452)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	4,799,570	3,573

Verdant Automotive Corporation
Statement of Operations
For the Six Months Ended Setptember 30, 2011

	Three Months Ended September 30,		Six Months Ended September 30,
Description	2011	2010	2011	2010	April 19. 1999 to September 30, 2011

Sales	0	0	0	0	370,800
Cost of sales	0	0	0	0	0

Gross profit			0	0	370,800

Operating Expenses
Depreciation and amortization	788	0	838	0	838
General and administrative expenses	1,619,659	4,759	2,269,512	30,901	9,205,952
Impairment of goodwill	0	0	3,833,722	0	3,833,722
Impairment of long-lived assets	0	0	0	0	855
Impairment of loan receivable	0	0	0		130,000

Total operating expenses	1,620,447	4,759	6,104,072	30,901	13,171,367

Income / (Loss) from Operations	(1,620,447)	(4,759)	(6,104,072)	(30,901)	(12,800,567)

Other Income / (Expense)
Other income					56,889
Loss from conversion of shareholder debt	0	0	0	0	(1,506,528)
Interest (expense)	(4,195)	(2,226)	(8,549)	(4,111)	(554,949)
Interest (expense) - Related parties	(2,474)		(6,745)	0	(22,403)
Total Other Income / (Expense)	(6,669)	(2,226)	(15,294)	(4,111)	(2,026,991)

Income / (Loss) before Income Taxes	(1,627,116)	(6,985)	(6,119,366)	(35,012)	(14,827,558)

Provisions for Income Taxes	0	0	0	0	0

Net Income / (Loss)	(1,627,116)	(6,985)	(6,119,366)	(35,012)	(14,827,558)

Net Income / (Loss) Per Share:
Basic and Diluted	(0.02)	(0.00)	(0.12)	(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	73,112,717	3,700,726	49,186,046	3,700,726

Verdant Automotive Corporation
Statement of Cash Flows
For the Six Months Ended Setptember 30, 2011

	Sep 30, 11	Sep 30, 10	April 19. 1999 to September 30, 2011

CASH FLOWS FROM OPERATIONS:
Net Income / (Loss)	(6,119,366.00)	(35,012.00)	(14,827,558.00)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depre & Amort	838.00		53,627.00
Impairment of GW	3,833,722.00		3,833,722.00
Impairment of Long-Lived Assets			855.00
Impairment of Loan Rec			130,000.00
Accrued Interest on payable converted to debt			209,817.00
Issurance of warrants for services			79,500.00
Common stock issued for services	537,800.00		661,399.00
Loss on conversion of stockholder debt to C/Stock			1,506,528.00
Expense paid by stockholder and affiliate			636,796.00
Payables and servcies converted to C/Stock			770,674.00
Assumption of liabilities over value of assets	(833,722.00)		(833,722.00)
Changes in Assets & Liabilities:
Decrease / (Increase) in prepaid expenses	(153,680.00)	(7,434.00)	(157,152.00)
(Decrease) / Increase in accounts payable and accrued expenses	1,624,513.00	20,000.00	2,120,790.00
(Decrease) / Increase in shareholder deposits			0.00
(Decrease) / Increase in interest payable to stockholder		4,111.00	0.00
Net cash provided by operating activities	(1,109,895.00)	(18,335.00)	(5,814,724.00)

CASH FLOWS FROM INVESTING:
Purchase of property pland and equip	(9,459.00)	0.00	(63,103.00)
Loan receivable		0.00	(130,000.00)
Net cash used in investing activities	(9,459.00)	0.00	(193,103.00)

CASH FLOWS FROM FINANCING:
Proceeds from parent company			697,193.00
Proceeds from notes payable - other	145,000.00		530,000.00
Proceeds from notes payable - shareholder		18,360.00	1,911,907.00
Proceeds from notes payable - affiliates			2,564,191.00
Payments on notes payable - other			(338,018.00)
Payments on notes payable - shareholder			(190,699.00)
Payments on notes payable - affiliates			(141,000.00)
Proceeds from inssuance of common stock	1,033,050.00		1,033,050.00
Net cash from financing activities	1,178,050.00	18,360.00	6,066,624.00

Net Increase / (Decrease) in cash	58,696.00	25.00	58,797.00

CASH AT BEGINNING OF PERIOD	101.00	38.00	0.00

CASH AT END OF PERIOD	58,797.00	63.00	58,797.00

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	0.00		0.00
Cash paid for Income Taxes	0.00		0.00
Converson of related party payable to notes payable to shareholder	0.00		0.00
Conversion of notes payable to common stock	0.00		0.00
Issurance of common stock for goodwill	3,000,000.00		3,000,000.00
Common stock issued for services	4,900,000.00		4,900,000.00
Issurance of note payable for treasury stock	850,000.00		850,000.00

NOTE 1.                      BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of Verdant Automotive Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended September 30, 2011 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The Company has reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NOTE 6.                      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $6,119,365 and $115,118 for the six months ended September 30, 2011 and the year ended March 31, 2011, respectively.  The Company had an accumulated deficit of $14,827,557 at September 30, 2011.    These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

The Company determined that its goodwill was impaired and recorded an impairment charge of $3,833,721.69.

NOTE 8.                      NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:

	September 30, 2011	March 31, 2011

Note Payable, 12% interest, principle and interest due February 18, 2012(1)	$142,759	$142,759

Note Payable, payments are due monthly at 5% of the monthly gross
monies raised with the balance due no later that April 29, 2012	850,000

	$992,759	$142,759

(1)
The above listed note is convertible into 881,744 shares of common stock for its cancellation and the conversion price is based on the 10 day VWAP of the Company’s common stock or, $.016.  The accrued interest shall be converted at the same rate.

NOTE 9.                      NOTES PAYABLE

The Company’s notes payable consists of the following:

September 30,2011
Notes payable, 15% interest, principle and interest due April 19, 2012	$45,000

Note payable, 10% interest, principle and interest due March 4, 2012	50,000

Note payable, 10% interest, principle and interest due March 18, 2012	50,000
$145,000

The Company has issued 2 unsecured convertible promissory notes for a cumulative total of $95,000, which are convertible to common stock of the Company at one-tenth of one percent of the Company’s initial private placement offering, which, in this case, was $0.10 per share.  As such, the notes are convertible to common stock of the Company at $0.01 per share.  If not converted within 6 months of the date of execution, the notes bear interest at the rate of 10% per annum.  The notes are scheduled to be converted on or before February 27, 2012.

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

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended September 30, 2011.

NOTE 11.                      SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2011, and through October 31, 2011, the Company sold 2,970,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $594,000.  Subsequent to the quarter ended September 30, 2011, and through October 31, 2011, the Company sold 10,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.50 per share for a total consideration of $5,000.

Except as provided herein, the Company has evaluated its activities, pursuant to ASC 855, and has determined that there are no additional reportable subsequent events.

NOTE 12.                      STOCKHOLDERS' EQUITY

Common Stock

The Company has authorized 989,999,995 shares of common stock, of which  94,925,640 shares of Class A Common Stock have been issued and are outstanding as of October 31, 2011.

On August 8, 2011, the Company granted a cumulative total of 42,000,000 shares of restricted common stock to 24 key employees, executives, and directors.  The grant of the restricted shares are exempt from registration as not constituting sales for value within the meaning of Section 2(a)(3) of the Securities Act.

On September 20, 2011 following an amendment to Registrant’s Certificate of Incorporation, the Registrant issued five (5) shares of authorized Class A Preferred Stock to four officers of the Registrant and one existing shareholder of the Registrant in consideration of service performed for the Registrant. The shares of Class A Preferred Stock so issued were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Inclusive of those amounts set forth as subsequent events in the Company’s Form 10-Q for the quarter ending June 30, 2011, during the quarter ended September 30, 2011, the Company sold 4,922,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.10 per share for a total consideration of $492,200.  During the quarter ended September 30, 2011, the Company sold 387,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.50 per share for a total consideration of $193,500.  During the quarter ended September 30, 2011, the Company also granted 2,500 shares of restricted common stock to an existing investor.

As set forth as a subsequent event in the Company’s Form 10-Q for the quarter ending June 30, 2011, on August 10, 2011, the Company issued 300,000 shares of restricted common stock pursuant to a consulting agreement. The Restricted Shares so issued were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the quarter ended September 30, 2011, the Company issued 1,500,000 shares of restricted common stock to A.C. Green, pursuant to a written director services agreement.  The Restricted Shares so issued were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the quarter ended September 30, 2011, the Company issued 750,000 shares of restricted common stock to Don Driftmier pursuant to a written director services agreement.  The Restricted Shares so issued were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Subsequent to the quarter ended September 30, 2011, and through October 31, 2011, the Company sold 2,970,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $594,000.  Subsequent to the quarter ended September 30, 2011, and through October 31, 2011, the Company sold 10,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.50 per share for a total consideration of $5,000.

Preferred Stock

The Company has five (5) shares of preferred stock, designated as Class A Convertible Preferred Stock, authorized, issued and outstanding.

As reported in Current Report on Form 8-K, filed by the Company on October 4, 2011, and incorporated by reference herein, on September 20, 2011, the Company amended its Articles of Incorporation to reflect a change in the authorized number of shares to include ten million five (10,000,005) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001).

By shareholder and director consent, the Company created and designated a class of Series B Convertible Preferred Stock, consisting of one million (1,000,000) shares of preferred stock.  As of the date of this Report, none of the Series B Convertible Preferred Stock has been issued.

Treasury Stock

During the quarter ended September 30, 2011, there were no changes in the Company’s treasury stock.

Subsequent to the quarter ended September 30, 0211, and through October 31, 2011, the Company repurchased a cumulative total of 31,000 shares of restricted common stock from a total of three (3) investors.

Warrants

During the quarter ended September 30, 2011, and through October 30, 2011, the Company did not issue any warrants. Prior to the acquisition of Verdant Industries, Inc., as set forth in the Company’s Current Report on Form 8-K, filed May 12, 2011,  Verdant Industries, Inc. issued 300,000 warrants, having a de minimus value, to a member of its advisory board.  The warrants were assumed by the Company during the acquisition of the assets and liabilities of Verdant Industries, Inc.  The warrants are convertible to common stock of the Company at a strike price of $0.01 per share and, as of the date of this Report, have not yet been exercised.

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

Results of Operations for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010.

Overview

Total revenues did not change from $0 for the three months ended September 30, 2011 from $0 for the three months ended September 30, 2010.

Total operating expenses increased to $ 1,620,447 for the three months ended September 30, 2011 from $4,759 for the three months ended September 30, 2010. This increase was primarily attributable to the increase costs to enter into the new business activities and hiring personnel.

Results of Operations for the Six Months Ended September 30, 2011 as Compared to the Six Months Ended September 30, 2010.

Overview

Total revenues did not change from $0 for the six months ended September 30, 2011 from $0 for the six months ended September 30, 2010.

Total operating expenses increased to $ 6,104,072 for the six months ended September 30, 2011 from $30,901 for the six months ended September 30, 2010. This increase was primarily attributable to the increase costs to enter into the new business activities, hiring personnel and the impairment of goodwill.

Liquidity and Capital Resources

As of September 30, 2011, the Company had cash of $58,797 and working capital of $ 1,875,224. Net loss was $ 6,119,365 for the six months ended September 30, 2011. The Company generated a negative cash flow from operations of $ 1,109,895 for six months ended September 30, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company’s increase in accrued salaries and consulting fees.  During the quarter ended September 30, 2011, the Company raised $685,700 from a private placement it made by selling 5,309,000 shares of its common stock. Subsequent to the quarter ending September 30, 2011, and through October 31, 2011, the Company has sold 2,980,000 shares of its common stock for an additional $599,000.  The Company will continue to raise capital to cover its cost of operations until it enters into its proposed operations and obtains cash positive and profitable operations from its business.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $1,627,116 for the three months ended September 30, 2011 compared to income of $0 and losses of $6,985 for the three months ended September 30, 2010.  The Company had an accumulated deficit of $14,827,557 at September 30, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. For example, in December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), as amended, “Share Based Payment” (“SFAS No. 123R”), which requires us to expense stock options at fair value effective January 1, 2006. Under SFAS No. 123R, the recognition of compensation expense for the fair value of stock options reduces our reported net income and net income per share subsequent to implementation; however, this accounting change will not have any impact on the cash flows of our business. Under the prior rules, expensing of the fair value of the stock options was not required and therefore, no compensation expense for stock options was included in reported net income and net income per share in fiscal 2006. The Company issued 100,000 shares of stock options in fiscal 2007, recognizing $24,150 of compensation expense. Any future issuances of stock options, in addition to the fiscal 2006 issuances, will cause additional compensation expense to be recognized. As of September 31, 2011, there are no outstanding stock options.

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

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ending September 30, 2011 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this ongoing evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of September 30, 2011 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

On August 8, 2011, the Company granted a cumulative total of 42,000,000 shares of restricted common stock to 24 key employees and executives.  The grant of the restricted shares are exempt from registration as not constituting sales for value within the meaning of Section 2(a)(3) of the Securities Act.

On September 20, 2011 following an amendment to Registrant’s Certificate of Incorporation, the Registrant issued five (5) shares of Class A Preferred Stock to four officers of the Registrant and one existing shareholder of the Registrant in consideration of service performed for the Registrant. The shares of Class A Preferred Stock so issued were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Inclusive of those amounts set forth as subsequent events in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2011, during the quarter ended September 30, 2011, the Company sold 4,922,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.10 per share for a total consideration of $492,200.  During the quarter ended September 30, 2011, the Company sold 387,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.50 per share for a total consideration of $193,500.  During the quarter ended September 30, 2011, the Company also granted 2,500 shares of restricted common stock to an existing investor.

As set forth as a subsequent event in the Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2011, on August 10, 2011, the Company issued 300,000 shares of restricted common stock pursuant to a consulting agreement. The Restricted Shares so issued were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the quarter ended September 30, 2011, the Company issued 1,500,000 shares of restricted common stock to A.C. Green, pursuant to a written director services agreement.  The Restricted Shares so issued were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the quarter ended September 30, 2011, the Company issued 750,000 shares of restricted common stock to Don Driftmier pursuant to a written director services agreement.  The Restricted Shares so issued were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Subsequent to the quarter ended September 30, 2011, and through October 31, 2011, the Company sold 2,970,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $594,000.  Subsequent to the quarter ended September 30, 2011, and through October 31, 2011, the Company sold 10,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.50 per share for a total consideration of $5,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to stockholder and director consent granted in June 2011, the Registrant filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on September 20, 2011, designating a class of preferred stock as Class A Convertible Preferred Stock, consisting of five shares, the rights and obligations of which were previously set forth in the Registrant’s Current Report on Form 8-K filed on June 9, 2011.

Pursuant to stockholder and director consent granted in September 20, 2011, the Registrant filed a Certificate of Amendment amending the Certificate of Incorporation amending the authorized capital stock of Registrant to include 10,000,005 shares of authorized preferred stock and authorizing the issuance of “blank check” preferred stock.

The foregoing actions by stockholder consent were taken pursuant to Section 228(a) of the Delaware General Corporation Law and Section 9 of Registrant’s Bylaws, which allow the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, by written consent. Each written consent of stockholders was executed by stockholders holding shares representing a majority of the outstanding shares entitled to vote on such matter.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Number	Description
31.1
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

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

VERDANT AUTOMOTIVE CORPORATION

Date: November 10, 2011	By:	/s/ Daniel Elliott
Daniel Elliott
Chief Executive Officer

Date: November 10, 2011	By:	/s/ Dennis Hogan
Dennis Hogan
Chief Financial Officer