Form 10-Q
period 2011-12-31
Verdant Automotive Corp
filed 2012-02-14
CIK 1399480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOR ENDED DECEMBER 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITIION PERIOD FROM ____________ TO ____________

Commission File number: 000-52677

VRDT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	45-2405975
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, California  91739
(Address of principal executive offices)

(909)786-1981
(Issuer’s telephone number)

Verdant Automotive Corporation
(Issuer’s Former Name)

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

As of January 31, 2012 the Company has 103,338,840 shares of Class A Common Stock outstanding and no other classes of common stock.

TABLE OF CONTENTS

VRDT CORPORATION
(A DEVELOPMENT STAGE COMPANY)

Part I – Financial Information

Item 1	Financial Statements	4

	Balance Sheets as of December 31, 2011 and March 31, 2011	5

	Statements of Operations for the Nine Months Ended December 31, 2011, and 2010 and for the Period from Inception, August 19, 1999, through December 31, 2011	6

	Statement of Stockholder’s Equity for the Period from Inception through December 31, 2011	7

	Statements of Cash Flows for the Nine Months Ended December 31, 2011, and 2010 and the Period from Inception, August 19, 1999, through December 31, 2011	9

	Notes to the Financial Statements	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4	Controls and Procedures	26

Part II – Other Information

Item 1	Legal Proceedings	28

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	28

Item 3	Defaults Upon Senior Securities	29

Item 4	Submission Of Matters To A Vote Of Security Holders	29

Item 5	Other Information	31

Item 6	Exhibits	31

PART I

ITEM 1.                             FINANCIAL STATEMENTS
The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

VRDT Corporation
(A Development Stage Company)
Balance Sheet

	December 31, 2011	March 31, 2011
ASSETS

CURRENT ASSETS:
Cash	62,173	101
Accounts Receivable	0	0
Prepaid expenses	4,408,152	3,472
Total Current Assets	4,470,325	3,573
PROPERTY AND EQUIPMENT, NET	20,574	0

OTHER ASSETS
Goodwill	0	0
Deposits	5,155	0
Total Other Assets	5,155	0
TOTAL ASSETS	4,496,054	3,573

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,755,222	147,498
Accounts payable and accrued expenses - Related party	14,831	3,768
Deposits from stockholders	1,000	0
Notes Payable	95,000	0
Notes Payable - Related parties	942,759	142,759
Total Current Liabilities	2,808,812	294,025

STOCKHOLERS' EQUITY / (DEFICIT)
Preferred stock, $.001 par value; 5 shares issued and outstanding at December 31, 2011	0	0
Common Stock, .001 par value: 989,999,995 shares authorized: 102,891,640 and 3,700,726 shares issued and outstanding as of December 31, 2011, and March 31, 2011, respectively	102,652	3,701
Additional paid-in capital	17,765,363	8,414,039
Treasury stock	0	0
Deficit accumulated during the development stage	(16,180,773)	(8,708,192)
Total Stockholders' Equity / (Deficit)	1,687,242	(290,452)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	4,496,054	3,573

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Statement of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,		April 19. 1999 to December 31,
	2011	2010	2011	2010	2011

Sales	0	0	0	0	370,800
Cost of sales	0	0	0	0	0

Gross profit	0	0	0	0	370,800

Operating Expenses

Depreciation and amortization	1,153	0	1,991	0	1,991
General and administrative expenses	1,344,089	4,794	3,613,601	35,695	10,550,041
Impairment of goodwill	0	0	3,833,722	0	3,833,722
Impairment of long-lived assets	0	0	0	0	855
Impairment of loan receivable	0	0	0	0	130,000

Total operating expenses	1,345,242	4,794	7,449,314	35,695	14,516,609

Income / (Loss) from Operations	(1,345,242)	(4,794)	(7,449,314)	(35,695)	(14,145,809)

Other Income / (Expense)

Other income	0		0		56,889
Loss from conversion of shareholder debt	0	0	0	0	(1,506,528)
Interest (expense)	(3,605)	(2,252)	(12,154)	(6,363)	(558,554)
Interest (expense) - Related parties	(4,318)	0	(11,063)	0	(26,721)
Unrealized Exchange (Gain) / Loss	(50)	0	(50)	0	(50)

Total Other Income / (Expense)	(7,973)	(2,252)	(23,267)	(6,363)	(2,034,964)

Income / (Loss) before Income Taxes	(1,353,215)	(7,046)	(7,472,581)	(42,058)	(16,180,773)

Provisions for Income Taxes	0	0	0	0	0

Net Income / (Loss)	(1,353,215)	(7,046)	(7,472,581)	(42,058)	(16,180,773)

Net Income / (Loss) Per Share:
Basic and Diluted	(0.01)	(0.00)	(0.11)	(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	101,232,069	3,700,726	69,862,888	3,700,726

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Statement of Stockholder's Equity
For the Period August, 1999 (Inception) through December 31, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 19, 1999	0	$0	$0	$0	$0
Issuance of common stock	2,000	2	18		20
Net loss				(84,021)	(84,021)

Balance at December 31, 1999	2,000	2	18	(84,021)	(84,001)
Net loss				(230,879)	(230,879)

Balance at December 31, 2000	2,000	2	18	(314,900)	(314,880)
Net loss				(494,816)	(494,816)

Balance at December 31, 2001	2,000	2	18	(809,716)	(809,696)
Net loss				(384,590)	(384,590)

Balance at December 31, 2002	2,000	2	18	(1,194,306)	(1,194,286)
Reclassification of debt to equity	4,300	4	1,581,979	0	1,581,983
Net loss				(736,364)	(736,364)

Balance at December 31, 2003	6,300	6	1,581,997	(1,930,670)	(348,667)
Net loss				(205,994)	(205,994)

Balance at December 31, 2004	6,300	6	1,581,997	(2,136,664)	(554,661)
Net loss				(1,592,469)	(1,592,469)

Balance at December 31, 2005	6,300	6	1,581,997	(3,729,133)	(2,147,130)
Net loss				(1,376,529)	(1,376,529)

Balance at March 31, 2006	6,300	6	1,581,997	(5,105,662)	(3,523,659)
Shares issued for services	88,285	88	123,511		123,599
Expenses paid by related party			515,000		515,000
Stock issued as dividend	2,636,564	2,637	(2,637)		0
Conversion of SKRM Interactive payable to equity			4,382,718		4,382,718
Net loss				(1,810,502)	(1,810,502)

Balance at March 31, 2007	2,731,149	2,731	6,600,589	(6,916,164)	(312,844)
Stock issued for debt	669,577	670	1,673,250		1,673,920
Net loss				(1,596,320)	(1,596,320)

Balance at March 31, 2008	3,400,726	3,401	8,273,839	(8,512,484)	(235,244)
Net loss				(6,954)	(6,954)

Balance at March 31, 2009	3,400,726	3,401	8,273,839	(8,519,438)	(242,198)

VRDT Corporation
(A Development Stage Company)
Statement of Stockholder's Equity - Continued
For the Period August, 1999 (Inception) through December 31, 2011

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders
	Shares	Amount	Capital	Stage	Equity

Conversion of Martin debt	300,000	300	60,700		61,000
Net loss				(73,636)	(73,636)

Balance at March 31, 2010	3,700,726	3,701	8,334,539	(8,593,074)	(254,834)
Stock-based compensation - Non-Emp			79,500		79,500
Net loss				(115,118)	(115,118)

Balance at March 31, 2011	3,700,726	3,701	8,414,039	(8,708,192)	(290,452)

Treasury Stock-Redemption & cancellation	(1,700,000)	(1,700)	(848,300)		(850,000)

Issuance of common stock
- 1st Quarter	35,105,000	35,105	3,475,395		3,510,500
- 2nd Quarter	4,227,000	4,227	573,273		577,500
- 3rd Quarter	4,906,000	4,906	958,394		963,300

Shares issued for services
- 1st Quarter	5,888,000	5,888	582,912		588,800
- 2nd Quarter	1,802,500	1,803	178,200		180,003
- 3rd Quarter	800,000	800	79,200		80,000

Restricted Stock - Employees & Directors
- 1st Quarter					0
- 2nd Quarter	42,750,000	42,750	4,307,250		4,350,000
- 3rd Quarter					0

Exercised warrants
- 1st Quarter					0
- 2nd Quarter	172,414	172			172
- 3rd Quarter					0

Conversion of debt to equity
- 1st Quarter					0
- 2nd Quarter					0
- 3rd Quarter	5,000,000	5,000	45,000		50,000

Net loss
- 1st Quarter				(4,492,249)	(4,492,249)
- 2nd Quarter				(1,627,116)	(1,627,116)
- 3rd Quarter				(1,353,216)	(1,353,216)

Balance at December 31, 2011	102,651,640	$102,652	$17,765,363	$(16,180,773)	$1,687,242

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Statement of Cash Flows

	Nine Months Ended December 31,		April 19. 1999 to December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATIONS:
Net Income / (Loss)	(7,472,581)	(42,058)	(16,180,773)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation & Amortization	1,991		54,780
Impairment of Goodwill	3,833,722		3,833,722
Impairment of Long-Lived Assets			855
Impairment of Loan Receivable			130,000
Accrued Interest on payable converted to debt			209,817
Issurance of warrants for services			79,500
Common stock issued for services	842,800		966,399
Loss on conversion of stockholder debt to C/Stock			1,506,528
Expense paid by stockholder and affiliate			636,796
Payables and servcies converted to C/Stock			770,674
Assumption of liabilities over value of assets	(833,722)		(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in prepaid expenses	(60,007)	(3,962)	(63,479)
(Decrease) / Increase in accounts payable and accrued expenses	1,607,724	8,290	2,104,001
(Decrease) / Increase in shareholder deposits	1,000	0	1,000
(Decrease) / Increase in interest payable to stockholder	11,063	6,363	11,063

Net cash provided by operating activities	(2,068,010)	(31,367)	(6,772,839)

CASH FLOWS FROM INVESTING:
Purchase of property plant and equip	(22,565)	0	(76,209)
Loan receivable	0	0	(130,000)

Net cash used in investing activities	(22,565)	0	(206,209)

CASH FLOWS FROM FINANCING:
Proceeds from parent company			697,193
Proceeds from notes payable - other	95,000		480,000
Proceeds from notes payable - shareholder		31,360	1,911,907
Proceeds from notes payable - affiliates			2,564,191
Payments on notes payable - other	(50,000)		(388,018)
Payments on notes payable - shareholder			(190,699)
Payments on notes payable - affiliates			(141,000)
Proceeds from inssuance of common stock	2,107,647		2,107,647

Net cash from financing activities	2,152,647	31,360	7,041,221

Net Increase / (Decrease) in cash	62,072	(7)	62,173

CASH AT BEGINNING OF PERIOD	101	38	0

CASH AT END OF PERIOD	62,173	31	62,173

See the accompanying notes to the financial statements

Verdant Automotive Corporation
(A Development Stage Company)
Statement of Cash Flows - Continued

	Nine Months Ended December 31,		April 19. 1999 to December 31,
	2011	2010	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for Interest	0.00	0.00	0.00
Cash paid for Income Taxes	0.00	0.00	0.00
Converson of related party payable to notes payable to shareholder	0.00	0.00	0.00
Conversion of notes payable to common stock	50,000.00	0.00	50,000.00
Issurance of common stock for goodwill	3,000,000.00	0.00	3,000,000.00
Common stock issued for services	$842,800.00	$0.00	$842,800.00
Issurance of note payable for treasury stock	850,000.00	0.00	850,000.00

See the accompanying notes to the financial statements

NOTE 1.                      BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of VRDT Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended December 31, 2011 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2012. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The Company has reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NOTE 6.                      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $7,472,581 and $115,118 for the nine months ended December 31, 2011 and the year ended March 31, 2011, respectively. The Company had an accumulated deficit of $16,180,773 at December 31, 2011. The Company sustained losses of $1,353,215 for the three months ended December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

The Company determined that its goodwill was impaired and recorded an impairment charge of $3,833,721.69 for the quarter ended June 30, 2011.

NOTE 8.                      NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:

	December 31, 2011	March 31, 2011

Note payable, 12% interest, principle and interest due February 18, 2012(1)	$142,759	$142,759

Note payable, payments are due monthly at 5% of the monthly gross monies raised with the balance due no later than April 29, 2012.	800,000	0
	$942,759	$142,759

(1)
The above listed note is convertible into 881,744 shares of common stock for its cancellation and the conversion price is based on the 10-day VWAP of the Company’s common stock or $.016.  The accrued interest shall be converted at the same rate.

NOTE 9.                      NOTES PAYABLE

The Company’s notes payable consists of the following:

	December 31, 2011	March 31, 2011
Notes payable, 15% interest, principle and interest due April 19, 2012	$45,000	$0

Note payable, 10% interest, principle and interest due March 18, 2012	50,000	0
	$95,000	$0

The Company has issued 2 unsecured convertible promissory notes for a cumulative total of $95,000, which are convertible to common stock of the Company at one-tenth of one percent of the Company’s initial private placement offering, which, in this case, was $0.10 per share.  As such, the notes are convertible to common stock of the Company at $0.01 per share.  If not converted within 6 months of the date of execution, the notes bear interest at the rate of 10% per annum.  The notes are scheduled to be converted on or before March 18, 2012 and April 19, 2012, respectively.

During the quarter ended December 31, 2011, a note holder elected to convert his note valued at $50,000 to common stock at one-tenth of one percent of the Company’s initial private placement offering, which, in this case, was $0.10 per share.  As such, that note holder received 5,000,000 shares of the Company’s restricted common stock at the time of conversion.

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

At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit, which would affect the effective tax rate if recognized. There has been no significant change in the unrecognized tax benefit during the three months ended December 31, 2011.

NOTE 11.                      PREPAID EXPENSES

The items identified as prepaid expenses are current as Registrant anticipates filing an S-8 registration statement  S-8 immediately upon the effectiveness of a S-1 registration statement registering many of the outstanding shares of currently restricted common stock.  Registrant anticipates that any S-1 registration statement will be effective within four (4) months of the filing date thereof. Registrant anticipates that it should shortly be in a position to file “Form 10-type” information to effectively cure its status as a “shell” company, at which time the Company   shall proceed to file its anticipated S-1 registration statement.  Upon the effectiveness of the S-1 registration statement, the Company shall file an S-8 registration statement registering the amount of shares identified herein as prepaid expenses according to the vesting schedules of the restricted stock agreements pursuant to which the restricted common stock identified as prepaid expenses have been issued.  The Registrant therefore expects that the prepaid expenses shall vest within one (1) year of the date hereof and are therefore properly categorized as current prepaid expenses.

NOTE 12.                      SUBSEQUENT EVENTS

Except as provided herein, the Company has evaluated its activities, pursuant to ASC 855, and has determined that there are no additional reportable subsequent events.

Subsequent to the quarter ending December 31, 2011, and through January 31, 2012, the Company has issued 397,500 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $79,500.   Subsequent to the quarter ended December 31, 2011, the Company has issued 590,000 shares of restricted common stock to consultants pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. Finally, a warrant holder has elected to exercise the cashless option of the warrant and received 87,200 shares of restricted common stock at a strike price of $0.16 per share.

As set forth in Registrant’s Current report on Form 8-K filed on January 20, 2012, incorporated by reference herein, on January 16, 2012, at a meeting of the board of directors, the board unanimously appointed the following to serve as officers of Registrant:

Graham Norton-Standen as Executive Chairman;

Daniel Elliott- Chief Executive Officer;

Steve Aust- President;

Dennis Hogan- Chief Financial Officer and Assistant Secretary;

Dan Malstrom- Chief Marketing Officer;

David Edgar- Chief Technology Officer;

Bryon Bliss- Executive Vice President, Secretary and Chief of Staff; and

Larry Pendleton- Chief Information Officer.

As set forth in Registrant’s Current report on Form 8-K filed on January 20, 2012, incorporated by reference herein, pursuant to a unanimously adopted resolution of the board of directors of Registrant at the January 16, meeting, the shareholders consented to amend the Registrant’s Articles of Incorporation to reflect a name change from “Verdant Automotive Corporation,” to “VRDT Corporation.” The name change was effective in Delaware on January 19, 2012, and with FINRA on February 9, 2012.  The foregoing actions by stockholder consent were taken pursuant to Section 228(a) of the Delaware General Corporation Law and Section 9 of Registrant’s Bylaws, which allow the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, by written consent. Each written consent of stockholders was executed by stockholders holding shares representing a majority of the outstanding shares entitled to vote on such matter.

NOTE 13.                    STOCKHOLDERS’ EQUITY

The Company has identified its unregistered sales of securities for the respective quarters ending June 30, 2011, September 30, 2011, and December 31, 2011, in Part II, Item 2, of this report and incorporates those figures by reference herein.

Common Stock

The Company has authorized 989,999,995 shares of common stock, of which 103,338,840 shares of Class A Common Stock have been issued and are outstanding as of January 31, 2012.   As of January 31, 2012, the Company has no other classes of common stock authorized, issued or outstanding.

As set forth more fully on the Company’s Current Report on Form 10-Q for the quarter ending June 30, 2011, filed on August 15, 2011, and incorporated by reference as if fully reported herein, during the quarter ended June 30, 2011, the Company issued a total of 40,993,000 shares of restricted common stock.

As set forth more fully on the Company’s Current Report on Form 10-Q for the quarter ending September 30, 2011, filed on November 14, 2011 and in Part II, Item 2, below, incorporated by reference as if fully reported herein, during the quarter ended June 30, 2011, the Company issued a total of 48,951,914 shares of restricted common stock, inclusive of the cumulative total of 172,414 shares of restricted common stock issued pursuant to the cashless exercise of 2 warrants during the quarter.

As set forth herein, during the quarter ending December 31, 2011, the Company issued a total of 10,706,000 shares of restricted common stock, inclusive of those issuances identified in Part II, Item 2, below, and an additional 5,000,000 shares of restricted common stock issued as a result of the conversion of a note payable as set forth in Note 9, above.

As set forth more fully in Item 12, above, and incorporated by reference herein, subsequent to December 31, 2011, and through January 31, 2012, the Company issued a total of 1,074,700 shares of restricted common stock.

Preferred Stock

As of January 31, 2012, the Company is authorized to issue ten million five (10,000,005) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001).  As of January 31, 2012, the Company has five (5) shares of preferred stock issued and outstanding.

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

As of January 31, 2012, five (5) shares of Class A Convertible Preferred Stock are authorized, issued and outstanding. As reported in Current Report on Form 8-K, filed by the Company on October 4, 2011, and incorporated by reference herein, on September 20, 2011, the Company amended its Articles of Incorporation to reflect a change in the authorized number of shares to include ten million five (10,000,005) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001).

By shareholder and director consent, the Company created and designated a class of Series B Convertible Preferred Stock, consisting of one million (1,000,000) shares of preferred stock.  As of January 31, 2012, one million (1,000,000) shares of Series B Convertible Preferred Stock are authorized.  As of the date of this Report, none of the Series B Convertible Preferred Stock has been issued.

As of the date of this Report, the Registrant has no other classes of preferred stock.

Treasury Stock

During the quarter ended December 31, 2011, the Company repurchased a cumulative total of 31,000 shares of restricted common stock from a total of three (3) investors. Pursuant to the acquisition of Verdant Industries, Inc., the Company acquired 1,700,000 shares of the Company’s common stock purchased from a majority shareholder in February, 2011.  The cost of the shares was $850,000 that has been reflected as treasury stock upon the acquisition of the assets and liabilities of Verdant Industries, Inc.

All treasury stock has been cancelled as of January 31, 2012.

Warrants

During the quarter ended December 31 2011, and through January 31, 2012, the Company did not issue any new warrants.

During the quarter ended September 30, 2011, the Company did not issue any warrants.

During the quarter ended June 30, 2011, and prior to the acquisition of Verdant Industries, Inc., as set forth in the Company’s Current Report on Form 8-K, filed May 12, 2011, Verdant Industries, Inc. issued 300,000 warrants, having a de minimus value, to a member of its advisory board. The warrants were assumed by the Company during the acquisition of the assets and liabilities of Verdant Industries, Inc. The warrants are convertible to common stock of the Company at a strike price of $0.01 per share and, as of the date of this Report, have not yet been exercised.

At March 31, 2011 the Company granted warrants to non-employee individuals and entities. The Company has not granted warrants during the current fiscal year. Warrant activity for non-employees for the period ended December 31, 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at March 31, 2010
Granted	500,000	$0.16
Exercised
Exchanged for Shares
Expired

Outstanding at March 31, 2011	500,000	$0.16	4.87	70,000

Granted	0
Exercised
Exchanged for Shares	(200,000)	$0.16
Expired	0

Outstanding at December 31, 2011	300,000	$0.16	4.12	42,000

Exercisable at December 31, 2011	300,000	$0.16	4.12	42,000
Weighted Average Grant Date Fair Value		$0.16

On February 18, 2011, the Company granted 500,000 warrants to five non-employees. The warrants were valued at $0.159 per warrant or $79,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.16
Expected Term	5 Years
Expected Volatility	252.35%
Dividend Yield	0
Rick Free Interest Rate	1.125%

The expected term equals the contractual terms for this non-employee grant. The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.

The Company has granted warrants to non-employee individuals and entities.  Warrant activity for non-employees for the quarter ended December 31, 2012, is as follows:

Subsequent to the quarter ended December 31, 2011, 1 warrant holder exercised the cashless exercise of its warrant for a total of 87,200 shares of restricted common stock at a strike price of $0.16 per share, which is not reflected in the table, above.

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

Results of Operations for the Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010.

Overview

Total revenues did not change from $0 for the three months ended December 31, 2011 from $0 for the three months ended December 31, 2010.

Total operating expenses increased to $ 1,345,242 for the three months ended December 31, 2011 from $4,794 for the three months ended December 31, 2010. This increase was primarily attributable to the increase costs to enter into the new business activities and hiring personnel.

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash of $62,173 and working capital of $1,661,513. Net loss was $1,353,215 for the three months ended December 31, 2011. The Company generated a negative cash flow from operations of $958,116 for three months ended December 31, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company’s increase in accrued salaries and consulting fees.  During the three months ended the Company invested $13,105 in property, plant and equipment. During the quarter ended December 31, 2011, the Company raised $963,300 from a private placement it made by selling 4,906,000 shares of its common stock.

Results of Operations for the Nine Months Ended December 31, 2011 as Compared to the Nine Months Ended December 31, 2010.

Overview

Total revenues did not change from $0 for the nine months ended December 31, 2011 from $0 for the nine months ended December 31, 2010.

Total operating expenses increased to $7,449,314 for the nine months ended December 31, 2011 from $35,695 for the nine months ended December 31, 2010. This increase was primarily attributable to the increase costs to enter into the new business activities, hiring personnel and the impairment of goodwill.

Liquidity and Capital Resources

In reviewing its prior quarterly reports, the Company has determined that the figures reported for private placement sales of stock did not adequately reflect the actual date of investment as the investment date, in some instances, did not occur during the same quarter of the issuances of the respective stock certificates.  As such, the Company has accurately identified those non-material changes here and in Part II, Item 2 of this Report.

As of December 31, 2011, the Company had cash of $62,173 and working capital of $1,661,513. Net loss was $7,472,581 for the nine months ended December 31, 2011. The Company generated a negative cash flow from operations of $2,068,010 for nine months ended December 31, 2011. The negative cash flow from operating activities for the period is primarily attributable to the Company’s increase in accrued salaries and consulting fees.  During the nine months ended the Company invested $22,565 in property, plant and equipment. During the nine months ended December 31, 2011, the Company raised  $2,051,300 from a private placement it made by selling   14,238,000 shares of its common stock.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $1,353,215 for the three months ended December 31, 2011 compared to income of $0 and losses of $7,046 for the three months ended December 31, 2010.  The Company had an accumulated deficit of $16,180,773 at December 31, 2011.  The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

RISK FACTORS

Our business is subject to numerous risks. We caution that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in our public statements may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

Our stock price is volatile.

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future.  Some of the factors that may cause the market price of our common stock to fluctuate include: fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; fluctuations in our recorded revenue; changes in estimates of our financial results or recommendations by securities analysts; failure of any of our products to achieve or maintain market acceptance; product liability issues involving our products or our competitors’ products; failure of our suppliers to deliver products in a timely fashion or at all or any other delay in our supply chain; changes in market valuations of similar companies; success of competitive products or technologies; changes in our capital structure, such as future issuances of securities or the incurrence of debt; announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances; regulatory developments in the United States, foreign countries or both; litigation involving us, our general industry or both; additions or departures of key personnel; investors’ general perception of us; and changes in general economic, industry and market conditions.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

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

Offers or availability for sale of a substantial number of any our securities may cause the price of our securities to decline.

If our stockholders sell substantial amounts of our securities, such as common stock, in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We have been classified by the SEC as a “shell” company and, as a result, Rule 144 is not available for resale of the Shares.

The streamlined safe-harbor exemption from the definition of “underwriter” under Section 4(1) of the Securities Act provided by Rule 144 are generally inapplicable to “shell” or former “shell” companies.  The SEC has classified the Company as a “shell” company.  Generally, a “shell” company ceases to be a “shell” when the shell company acquires more than nominal assets (other than cash or cash equivalents) within the meaning of Securities Act Release Nos. 33-8587 (July 15, 2005). The Company must therefore “cure” its “shell” status prior to Rule 144(i)’s applicability to the Securities.

RISKS RELATED TO OUR COMPANY

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

The Company is controlled by the initial investors.

The Company has five (5) shares of Class A Convertible Preferred Stock authorized and issued, with one (1) share owned by each of the five (5) initial investors of the Company.  The Class A Preferred Stockholders collectively are entitled to a fifty-one percent (51%) vote for any matters required to be submitted to a general vote of the Company’s common shareholders.  As a result, after the completion of this Offering, the existing holders of the Class A Convertible Preferred Stock will continue to have voting control over the Company and will be able to elect our board of directors.

The Company has entered into indemnification agreements with the officers and directors and we may be required to indemnify our Directors and Officers, and if the claim is greater than $1,000,000, it may create significant losses for the Company.

We have authority under Delaware and California law to indemnify our directors and officers to the extent provided in that statute. Our Bylaws require the Company to indemnify each of our directors and officers against liabilities imposed upon them (including reasonable amounts paid in settlement) and expenses incurred by them in connection with any claim made against them or any action, suit or proceeding to which they may be a party by reason of their being or having been a director or officer of the company. We maintain officer’s and director’s liability insurance coverage with limits of liability of $1,000,000. Consequently, if such judgment exceeds the coverage under the policy, the Company may be forced to pay such difference. We have entered into indemnification agreements with each of our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified. Management believes that such indemnification provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers. We are subject to claims arising from disputes with employees, vendors and other third parties in the normal course of business. These risks may be difficult to assess or quantify and their existence and magnitude may remain unknown for substantial periods of time. If the plaintiffs in any suits against us were to successfully prosecute their claims, or if we were to settle such suits by making significant payments to the plaintiffs, our operating results and financial condition would be harmed. In addition, our organizational documents require us to indemnify our senior executives to the maximum extent permitted by Delaware and California law. If our senior executives were named in any lawsuit, our indemnification obligations could magnify the costs of these suits.

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

Risks Related to Our Business

The Company has a history of unprofitable operations.

Since its inception, the Company has incurred significant losses from its operations, has never generated a profit and can give no assurance that we can operate profitably in the future. The Company expects to continue to incur significant expenditures for general administrative activities, including sales and marketing and research and development activities. As a result of these costs, the Company needs to generate significantly higher revenues and positive gross margins to achieve sustained profitability. There can be no assurance that implementation of the Company’s business plan will result in the Company becoming profitable.

We have yet to achieve positive cash flow, and our ability to generate positive cash flow is uncertain.

We anticipate that we will have negative cash flow for the foreseeable future. Our business will also require significant amounts of working capital to support our growth. Therefore, we may need to raise additional capital from investors to achieve our expected growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have been in existence since 2008, but the current management team has been in place only since May 2011.  Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed.

In addition, we are targeting new and emerging markets for our products.  Several of our products are still under development, and the timing of the ultimate release, if any, of new production quality products is not determinable. We may not be able to achieve market acceptance, create revenue or become profitable.

Our business may be adversely affected if we fail to effectively manage our growth.

We plan to increase sales and expand our operations substantially during the next several years through internally generated growth and the development of new businesses and products.  To manage our growth, we believe we must continue to implement and improve our operational, manufacturing, and research and development departments. We may not have adequately evaluated the costs and risks associated with this expansion, and our systems, procedures, and controls may not be adequate to support our operations. In addition, our management may not be able to achieve the rapid execution necessary to successfully offer our products and services and implement our business plan on a profitable basis. The success of our future operating activities will also depend upon our ability to expand our support system to meet the demands of our growing business. Any failure by our management to effectively anticipate, implement, and manage changes required to sustain our growth would have a material adverse effect on our business, financial condition, and results of operations. We cannot assure you that we will be able to become profitable in the future or effectively manage any other change. An inability to successfully manage our business could harm our operations.

Many factors outside our control may affect demand for our products.

Demand for our products may be affected by factors outside our control, including: performance and reliability of battery power products compared to conventional and other non-battery energy sources and products; success of alternative battery chemistries and alternative energy technologies; perceptions reliability and safety; cost-effectiveness of our products compared to products powered by conventional energy sources and alternative battery chemistries; availability of government subsidies and incentives to support the development of the battery power industry; fluctuations in economic and market conditions that affect the cost of energy stored by batteries, such as increases or decreases in the prices of electricity; heightened awareness of environmental issues; and regulation of energy industries.

Our ability to successfully compete in our industry could be harmed if we fail to raise the additional capital necessary to expand our operations and invest in our products.

We may need to raise additional capital in the future to fund our growth and expansion plans and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline.  If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. We are also seeking federal and state grants, loans and tax incentives some of which we intend to use to expand our operations. We may not be successful in obtaining these funds or incentives. If we need additional capital and cannot raise or otherwise obtain it on acceptable terms, we may not be able to successfully compete in our markets.

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

If our products fail to perform as expected or have technical issues, we could lose existing and future business and our ability to develop, market and sell our batteries and battery systems could be harmed.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes. Despite testing, new and existing products have contained defects and errors and may in the future contain manufacturing or design defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which may adversely affect our business and our operating results.

Our working capital requirements involve estimates based on demand expectations and may decrease or increase beyond those currently anticipated, which could harm our operating results and financial condition.

In order to fulfill the product delivery requirements of our customers, we plan for working capital needs in advance of customer orders. As a result, we base our funding and inventory decisions on estimates of future demand. If demand for our products does not increase as quickly as we have estimated or drops off sharply, our inventory and expenses could rise, and our business and operating results could suffer. Alternatively, if we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind these investment requirements.

We may not be able to successfully recruit and retain skilled employees, particularly scientific, technical and management professionals.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled technical, managerial and marketing personnel who are familiar with our key customers and experienced in the battery industry. Additionally, we plan to continue to expand our work force both domestically and internationally. Industry demand for such employees, especially employees with experience in battery chemistry and battery manufacturing processes, however, exceeds the number of personnel available, and the competition for attracting and retaining these employees is intense. This competition will intensify if the advanced battery market continues to grow, possibly requiring increases in compensation for current employees over time. We compete in the market for personnel against numerous companies, including larger, more established competitors who have significantly greater financial resources than we do and may be in a better financial position to offer higher compensation packages to attract and retain human capital. We cannot be certain that we will be successful in attracting and retaining the skilled personnel necessary to operate our business effectively in the future. Because of the highly technical nature of our batteries and battery systems, the loss of any significant number of our existing engineering and project management personnel could have a material adverse effect on our business and operating results.

Our future success depends on our ability to retain key personnel.

Our success will depend to a significant extent on the continued services of our senior management team. The loss or unavailability of these individuals could harm our ability to execute our business plan, maintain important business relationships and complete certain product development initiatives, which could harm our business. Each of these individuals could terminate his or her relationship with us at any time, and we may be unable to enforce any applicable employment or non-compete agreements.

We may be unable to complete or integrate acquisitions effectively, which may adversely affect our growth, profitability and results of operations.

We may pursue acquisitions as part of our business strategy. However, we cannot be certain that we will be able to identify attractive acquisition targets, obtain financing for acquisitions on satisfactory terms or successfully acquire identified targets. Additionally, we may not be successful in integrating acquired businesses into our existing operations and achieving projected synergies. Competition for acquisition opportunities in the various industries in which we operate may rise, thereby increasing our costs of making acquisitions or causing us to refrain from making further acquisitions. These and other acquisition-related factors could negatively and adversely impact our growth, profitability and results of operations.

Our planned international operations will subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions.

We have significant operational plans in China and Europe that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. In addition, we expect to sell a significant portion of our products to customers located outside the United States.  Our business in foreign jurisdictions requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends on our ability to succeed in different legal, regulatory, economic, social and political situations and conditions. We may not be able to develop and implement effective policies and strategies in each foreign jurisdiction where we do business.

Other parties may bring intellectual property infringement claims against us which would be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

Our success depends in part on avoiding the infringement of other parties’ patents and proprietary rights. We may inadvertently infringe existing third-party patents or third-party patents issued on existing patent applications. In the United States and most other countries, patent applications are published 18 months after filing. As a result, there may be third-party pending patent applications of which we are unaware, and which we may infringe once they issue. These third parties could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could cause us to pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. In addition, we may have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third party technologies or violate government regulations. Further, if a patent infringement suit were brought against us, we and our customers, development partners and licensees could be forced to stop or delay research, development, manufacturing or sales of products based on our technologies in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with products based on our technologies. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

Any successful infringement action brought against us may also adversely affect marketing of products based on our technologies in other markets not covered by the infringement action. Furthermore, we may suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. As a result, any infringement action against us would likely harm our competitive position, be costly and require significant time and attention of our key management and technical personnel.

We may be involved in lawsuits to protect or enforce our patents, which could be expensive and time consuming.

Our business plan anticipates that we will acquire and develop patented technology and competitors or others may infringe our patents. To counter infringement or unauthorized use, we may be required to file patent infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover that technology. An adverse determination of any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and is a distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure. In addition, during the course of this litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

We may not prevail in any litigation or interference proceeding in which we are involved. Even if we do prevail, these proceedings can be expensive and distract our management.

Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

Patent applications in the United States are maintained in secrecy until the patents are published or are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us in the near future will afford protection against competitors with similar technology. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our operations.

Our patents and other protective measures may not adequately protect our proprietary intellectual property.

We regard our intellectual property, particularly our proprietary rights in our battery and battery system technology, as critical to our success. We anticipate filing for a number of patents for various applications and aspects of our technology or processes and other intellectual property. In addition, we generally enter into confidentiality and invention agreements with our employees and consultants. Such patents and agreements and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons, including the following: our pending patent applications may not be granted for various reasons, including the existence of conflicting patents or defects in our applications; the patents we have been granted may be challenged, invalidated or circumvented because of the pre-existence of similar patented or unpatented intellectual property rights or for other reasons; parties to the confidentiality and invention agreements may have such agreements declared unenforceable or, even if the agreements are enforceable, may breach such agreements; the costs associated with enforcing patents, confidentiality and invention agreements or other intellectual property rights may make aggressive enforcement prohibitive; even if we enforce our rights aggressively, injunctions, fines and other penalties may be insufficient to deter violations of our intellectual property rights; and other persons may independently develop proprietary information and techniques that are functionally equivalent or superior to our intellectual proprietary information and techniques but do not breach our patented or unpatented proprietary rights.

We may be unable to adequately prevent disclosure or misappropriation of trade secrets and other proprietary information.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We rely in part on confidentiality and non-compete agreements with our employees, former employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Such unauthorized disclosure may also be difficult to prevent or enforce against current or former employees in locations outside of the United States. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

ITEM 3.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.                                                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the quarter ending December 31, 2011 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this ongoing evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2011 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

PART –I - OTHER INFORMATION

ITEM 1.                                                   LEGAL PROCEEDINGS

None.

ITEM 2.                                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In reviewing its prior quarterly reports, the Company has determined that the figures reported for private placement sales of stock did not adequately reflect the actual date of investment as the investment date, in some instances, did not occur during the same quarter of the issuances of the respective stock certificates.  As such, the Company has accurately identified those non-material changes here and in the Registrant’s discussion of liquidity and capital resources contained in Part I, Item 2 of this Report.

As noted in the Company’s Current Report on Form 8-K dated May 12, 2011, and incorporated by reference herein, the Company, under its Securities Exchange Agreement and Plan of Reorganization filed on April 29, 2011, issued 30,000,000 shares of its common stock to various assignees of Verdant Industries, Inc., valued at $.10 per share.

During the quarter ended June 30, 2011, the Company issued 5,105,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.10 per share for a total consideration of $510,500.  During the quarter ended June 30, 2011, the Company issued 5,888,000 shares for services to consultants and directors pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder, and Regulation S promulgated under the Securities Act.

During the quarter ended September 30, 2011, the Company issued 3,840,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.10 per share for a total consideration of $384,000.  Also during the quarter ended September 30, 2011, the Company issued 387,000 shares through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.50 per share for a total consideration of $193,500.  Additionally, the Company granted 2,500 shares of restricted common stock to an existing investor. The Company, during the quarter ended September 30, 2011, granted a cumulative total of 42,000,000 shares of restricted common stock to 24 key employees and executives and an additional 750,000 shares of restricted common stock to a newly appointed director. The grants of the restricted shares are exempt from registration as not constituting sales for value within the meaning of Section 2(a)(3) of the Securities Act.  On September 20, 2011 following an amendment to Registrant’s Certificate of Incorporation, the Registrant issued five (5) shares of Class A Convertible Preferred Stock to four officers of the Registrant and one existing shareholder of the Registrant in consideration of service performed for the Registrant. The shares of Class A Convertible Preferred Stock so issued were issued pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  Further, during the quarter ended September 30, 2011, the Company issued a cumulative total of 1,800,000 shares of restricted common stock to a consultant and a newly appointed director for services pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the quarter ended December 31, 2011, the Company issued 200,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.10 per share for a total consideration of $20,000.  During the quarter ended December 31, 2011, the Company issued 90,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.19 per share for a total consideration of $17,100.   During the quarter ended December 31, 2011, the Company issued 4,606,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $926,200.  During the quarter ended December 31, 2011, the Company issued 800,000 shares of restricted common stock services to a consultant for services, pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3.                                                   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As reported in Current Report on Form 8-K filed by the Company on May 12, 2011, and incorporated by reference herein, on May 11, 2011, Registrant entered into a Securities Exchange Agreement and Plan of Reorganization with Verdant Industries, Inc., a Delaware corporation, whereby Registrant purchased all of the acquired entity’s assets in exchange for thirty million (30,000,000) shares of common stock in Registrant.  As a result of the Agreement, there was an immediate change in control of the Registrant.

As reported in Current Report on Form 8-K filed by the Company on May 12, 2011, and incorporated by reference herein, on May 11, 2011, Steven Youschak, Bruce Harmon, and Stephen V. Williams effectively resigned as directors of the Company. On May 11, 2011, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on June 24, 2011, shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders whereby Dan Elliott, Steve Aust, David Edgar, and Dennis Hogan were appointed as the directors of the Company.

As reported in Current Report on Form 8-K, filed by the Company on June 9, 2011, and incorporated by reference herein, on June 7, 2011, Registrant received confirmation from the State of Delaware that, effective June 3, 2011, Registrant successfully amended its Articles of Incorporation to reflect a change in the authorized number of shares to include five (5) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001). By shareholder and director consent, Registrant created and designated a class of Class A Convertible Preferred Stock, consisting of five (5) shares of preferred stock, and granting the holders of Class A Convertible Preferred Stock, among other things, the collective right to fifty one percent (51%) of the common votes on any matter requiring a shareholder vote of Registrant. On June 8, 2011, Registrant authorized the allocation of the Class A Convertible Preferred Stock to each of Registrant’s officers, together with one other substantial individual shareholder of Registrant. Each person so named wasdesignated to receive one (1) share of Class A Convertible Preferred Stock.

As reported in Current Reports on Form 8-K filed by the Company on May 23, 2011, and June 6, 2011, on May 22, 2011, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on June 24, 2011, shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders regarding the name change of the Company from “Winwheel Bullion, Inc.,” to “Verdant Automotive Corporation.” The Company on June 6, 2011, received confirmation from FINRA that the name change became effective on June 9, 2011. Further, the Company obtained a new trading symbol from FINRA, namely: “VRDT,” a new CUSIP number, namely: “923363 10 5,” and ISIN Number: “US9233631053.” Concurrent therewith, the Company also obtained a new Internal Revenue Service Employer Identification Number, namely, “45-2405975,” as noted on the cover page of this Report, and designated SIC Code “5012- Automobiles and Other Motor Vehicles” as its primary SIC Code.

As reported in Current Report on Form 8-K, filed by the Company on June 27, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on June 20, 2011, shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders approving a consulting agreement with a consultant whereby the consultant will provide strategic planning, financial reporting and forecasting on the structure of debt or equity financing, in exchange for Twenty Thousand Dollars ($20,000USD) per month (only to begin after the Company has amassed the sum of Two Million Dollars ($2,000,000USD) in gross proceeds) and the issuance of Three Million (3,000,000) shares of the Company’s Common Stock as well as the right to obtain Common Stock equal to three percent (3%) of the then-outstanding Common Stock, if the Company acquires an additional automotive brand.  The agreement with the consultant was subsequently mutually cancelled.

As reported in Current Report on Form 8-K, filed by the Company on June 29, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on June 24, 2011, shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders electing Graham Norton-Standen as a Director of the Company.

As reported in Current Report on Form 8-K, filed by the Company on July 8, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on July 6, 2011, shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders electing A.C. Green as a Director of the Company.

As set forth in the Company’s Form D filing on July 26, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on July 11, 2011, shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders terminating its private placement offering of common stock at a valuation of $0.10 per share and approved a subsequent private placement offering of common stock at a valuation of $0.50 per share.

As reported in Current Report on Form 8-K, filed by the Company on August 9, 2011, and incorporated by reference herein, pursuant to Section 9 of the Company’s Bylaws, which allows the stockholders constituting a majority of the outstanding shares entitled to vote at a meeting of the stockholders to take any action, in lieu of a meeting, without prior notice and without a vote, on August 8, 2011, shareholders representing a majority of the outstanding shares entitled to vote on such matters executed a Written Consent of Majority Stockholders authorizing the issuance of the shares in connection with certain restricted stock agreements between the Company and several of its employees.

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

During the quarter ended December 31, 2011, there were no matters submitted to a vote of the security holders of the Company..

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

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

VRDT CORPORATION

Date: February 14, 2012	By:	/s/ Daniel Elliott
Daniel Elliott
Chief Executive Officer

Date: February 14, 2012	By:	/s/ Dennis Hogan
Dennis Hogan
Chief Financial Officer