Form 10-K
period 2012-03-31
VRDT Corp
filed 2012-06-29
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

Commission File number: 000-52677

VRDT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	45-2405975
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, California  91739
(Address of principal executive offices)

(909)786-1981
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
None.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

As of September 30, 2011, the aggregate market value of Registrant’s common equity held by non-affiliates was $10,005,480, as based on 13,340,640 shares of common stock held by non-affiliates as of September 30, 2011, at a price of $0.75 (the price at which the Registrant’s common stock was last sold on that date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of June 26, 2012, the Company has 124,621,955 shares of common stock issued and outstanding.

FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for VRDT Corporation (“VRDT,” the “Company,” or “Verdant,” interchangeably). Such discussion represents only the best present assessment from our Management.

PART I

Item 1.  Business.

The Company

Verdant delivers total energy solutions and profitable distributed grid management through a robust energy technology aggregation model.

Verdant is a...

•	Acquisition, investment and partnership platform;
•	Vertical and horizontal roll-up with wholly owned / non-consolidated subsidiaries;
•	Aggregator of leading technology companies with robust management teams;
•	Technology & systems integrator; and
•	Brand creating new revenue streams to market through horizontal integration.

Verdant is a holding company consisting of vertical wholly owned subsidiarie (non-consolidated) that have solid management teams and are independently successful.  By virtue of our model, horizontal incremental revenue generation capability is provided by taking a piece of each of the verticals to create a new revenue stream to market.

We create significant synergies by developing products and solutions across a set of verticals including energy storage, infrastructure, energy generation, automotive, charging and other industry.

Using vertical integration in each channel along the horizontal energy path, Verdant is able to create a unique model that quickly overcomes existing barriers to modern day energy solutions such as storage costs and availability, peak mitigation and frequency regulation.

One part of our solution is the development of widespread availability of chargers and a new model for handling transactions between users and utilities that is designed to encourage consumers to make the switch to EV technology.  Our business model creates economies of scale and leverages advanced technologies to achieve this and offers a diverse portfolio for our investors. Verdant maximizes end-user input into standards for development and acceptance by positioning the automotive (transportation) aspect as the catalyst between the consumer and energy grid.

We also integrate consumer participation through our relationships within the motorsports industry and with prominent universities. These relationships give us access to advanced development laboratories and testing facilities that are working on the latest innovations.  They also foster relationship building with local communities and government agencies that are required for civil acceptance of our products and services, while at the same time ensuring that we are always on the cutting edge of intellectual property and technological advances.  The end result is consumers influencing and participating in the exact pathway to the next generation energy model.  This leads to higher awareness, interest, and demand in a significantly shorter timeframe.

To date, we have formed several partnerships with major industry leaders, including the following:

•	WindStrip, LLC;
•	Harbin Coslight Power Co., Ltd;
•	Delta Motorsport Limited;
•	Facility Shield International, Inc.; and
•	Talesun Solar USA, Ltd.

Moreover, we are continuously negotiating other substantive relationships with many more potential partners.

In June, 2012, we and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), entered into a commitment whereby GEM will provide help and funding for our growth with up to thirty million dollars structured as a common stock subscription facility. That commitment not only demonstrates our viability in the market but also provides substantive financial strength to back our development.

Industry Overview

Currently, many economies around the world are experiencing difficult times.  Although there are a multitude of factors contributing to the global recession, oil dependency is a major one.  When worldwide demand for oil increases, prices are driven to record highs.  Other significant factors have also forced many major automotive manufacturers to re-think their products and streamline their operations in order to remain solvent. Many established brands have therefore been left dormant and inactive.  Heightened environmental awareness and climate change research, among other factors, have created an unprecedented interest and demand for new, more efficient and sustainable, energy solutions.  The growing excitement and interest that has been building around electric vehicles (“EVs”) has created a viable entry point to break through the traditional barriers in the automotive space.

As the demand for electric vehicles and other modern energy technologies increases there is greater strain put on the existing infrastructure for power distribution.  Cost issues between energy storage and energy generation has created a scenario of ‘just keep generating more’ and results in tremendous inefficiencies and crippling issues with peak mitigation and frequency regulation. Utilities are struggling to keep up while wasting significant amounts of power during non-peak times.

One truly bright spot in the energy industry right now is that nearly the entire infrastructure needed to resolve these issues already exists!  It simply requires innovative and efficient solutions to maximize its use.

The Need for Verdant Solutions

The incorporation of solar, wind and other energy generation technologies combined with the introduction of mass produced electric vehicles brings with it a whole new paradigm in energy thought.  In order to ensure that energy infrastructure is capable of handling the increased generation and demand for electricity, adequate energy storage and availability emphasizing the need for distributed grid management must be introduced..  This creates a difficult proposition for utility companies that are currently facing high cost of energy storage versus energy generation.  In order for new storage solutions to be considered, they must prove to be cost effective and offer a reasonable path to implementation when compared to traditional generation.

Many companies offer solutions to these problems by erroneously addressing concerns individually (i.e., Company A makes charging stations, Company B makes batteries, etc.) without participating in the broader implementation of the technologies.  A few companies attempt to address multiple concerns, but ultimately fail as they always seem to miss critical points in the path (one being the cost of storage versus generation, for example).  Outside of Verdant, no company currently offers a complete solution from utility company to consumer that can resolve cost issues, stabilize the grid for increased energy usage and make use of existing infrastructure to ensure energy availability when demanded.

Looking ahead, we believe the terms ‘green’ and ‘alternative’ energy are short-lived.  Future markets will embrace the most efficient, profitable and sustainable way forward.  Today it’s ‘green’ and ‘alternative.’  Tomorrow it will be the standard.

The Verdant Solution

Our model introduces vertically integrated channels across the horizontal path of energy from utility to consumer… a horizontal aggregation.  Through acquisitions, partnerships and investment, Verdant is able to bring manufacturing, energy and infrastructure solution providers under one umbrella where their unique intellectual property, manufacturing and revenue generating capabilities can be synchronized to create a robust, flexible and diverse response to energy demand.  But, that is only the beginning.

Verdant has developed a proprietary business model within its structure that gives utility companies a multitude of viable and sustainable solutions to the high cost of energy storage and its implementation.  Our model allows the utility companies to maintain control of energy flow from source to consumer while greatly reducing (in some cases possibly removing) the cost of energy storage on the grid.  Over time, we can expand energy capability and availability by harnessing the currently existing infrastructure.  The growth is almost directly linked to demand meaning development is quickly rewarded with revenue. Excessive power generation that would have simply been grounded under historical models is now harnessed and utilized with increased efficiency.

New battery technology being introduced to the market by Verdant companies and partners greatly reduces cost concerns as the battery cost is often reduced to levels significantly below current offerings.  Global benefit is even greater in many regions due to the use of cleaner processes in manufacturing.

Additionally, our infrastructure upgrade plan makes increased energy from solar, wind and other generation sources viable and predictable.  It also makes EV charging available in many convenient locations and greatly reduces cost to consumers.  The construction of charging infrastructure and partnerships with retail installations such as grocery stores, small retail, civil parking installations and fueling stations will provide point of sale revenue along with the sale of the assets needed to charge. Because much of the equipment stores energy it can also be used in peak mitigation and energy backup during power failures or other such circumstances bringing additional value to the customer.

Our new technologies offer greatly reduced charging times and fast charge options (times are dependent on voltage and current available).  Charging stations are beginning to dot the societal landscape with such  a frequency that they are now easy to find and use while participating in normal day-to-day activities.

Verdant offers key solutions to manage the grid through:

•	Dependable and manageable energy storage;
•	Reduced costs for energy storage;
•	Electrification of transportation;
•	Frequency regulation;
•	Peak power mitigation
•	Charging infrastructure development and distribution;
•	Integration of solar, wind and other energy generation technology;
•	Consumer energy cost reduction;
•	Electric vehicle purchase cost reduction; and
•	Risk mitigation.

Due to the extensive availability of 3-phase power in North America and Europe, with small modifications, the current infrastructure in those locations is already capable of delivering ample electricity.  Since electricity can be generated from countless sources and captured by our licensed, acquired or developed technologies for storage, efficient energy distribution and usage can be made available..

The Verdant Strategy

We are an energy technology aggregator able to eliminate the risks of simply taking a single piece of the puzzle and trying to make it fit.  By being agile in the market, we can ensure that all of the individual pieces fit together and can simply replace one piece with a new solution if necessary.  Our flexible structure creates unique opportunities across a wide variety of technologies for partnerships, investments and additional acquisitions and allows us to continue to refine and enhance our competitive edge.

The Verdant business model uses a multi-channel vertical integration strategy along the horizontal path of energy to create new revenue streams to the market. Where Verdant truly shines is in its ability to bring all of these elements together into a cohesive engine that disrupts and re-invents the status quo in energy applications.  Verdant-specific proprietary applications and initiatives promise to change how energy is maintained and delivered going forward.  These proprietary initiatives resolve many of the problems currently faced by energy delivery and security providers.

Through the acquisition of already successfully and operating energy technology companies, we are able to bring the pieces together to ensure the successful disruption of current energy infrastructure moving us forward into a more profitable distributed grid management model that utilizes all forms of energy generation.  It also greatly reduces the time frame to do so.

Within our family of companies and through partnerships with contract manufacturing companies, Verdant is able to create and offer energy technologies solutions of the highest standards and quality.

Verdant is also leveraging the equipment deployed in EV charging locations as battery backups, peak mitigation and control systems, and as grid-tied smart storage appliances for distributed power management. These systems allow the end-user the ability to charge an EV without disrupting the balance of energy use patterns at the storage location.  Power utilities benefit from the distributed and controllable storage units on the grid that intervene when demand exceeds capacity for short bursts of energy.  In fact, there are many government programs and incentives, such as rebates, tax breaks and curtailment programs that motivate users to implement such systems.

In instances where we determine that market penetration is not best accomplished by acquisition, we form strong partnerships, investments and licensing agreements to ensure forward capability and a competitive edge.

Existing Operations and Planned Expansion

To date, our principal focus has been on identifying potential acquisitions, investments and partnerships to accomplish our goals as well as hiring personnel with extensive experience in our target verticals and with skills necessary to implement our aggregation strategy during our initial three-year plan.  Our team includes highly experienced individuals in investment, business transformation, corporate operations, marketing, and engineering in the energy, automotive and infrastructure industries.

We currently plan to expand to include an operations center with logistics management, research and development, certification and marketing operations. We are planning to acquire several businesses that will quickly build out our expertise and capability in energy technology, battery manufacturing, service, engineering and vehicle manufacturing.

Verdant Technology

In order to bring about our intended shift in energy consumption, we must develop new technologies, make use of existing technologies and successfully implement both. Our team is highly capable of doing so.

Energy technology is a hot topic these days.  There are a lot of technologies entering the market through innovation and adaptation. Verdant is steadfast in monitoring the newest and brightest technologies and continues to work to partner with or acquire the technologies that give us the best advantage in the global marketplace.  In addition to our own resources, we are able to utilize our relationships with prominent universities to assist us with technology research and can collaborate with them to create new intellectual property.

As part of our technology strategy, Verdant is partnering with sponsors and universities to create motorsports teams in the electric vehicle space and to develop cutting edge technologies leading to substantive discoveries applicable to real world applications.  Nearly every aspect of our diverse portfolio is tested and enhanced in the competitive motorsport field.

Some current technologies in the Verdant aggregation pipeline are:

●	Increased energy density batteries for longer charge duration;
●	Significantly lower cost batteries with higher performance;
●	New patented modular battery storage and management solutions;
●	Power grid implementation systems;
●	Expanded financial models for energy storage reducing cost;
●	GSA certified battery technologies for medical and military application;
●	Wireless and plug-in vehicle charging technology,
●	Increased output motors and drivetrains for electric vehicles,
●	Patented hybrid engines for power generation of in-vehicle batteries,
●	Integrated user controlled applications (smartphone, tablet, etc.) for electric car systems monitoring,
●	User controlled applications (smartphone, tablet, etc.) for home and business systems monitoring,
●	Charging station self-generating power solutions, and
●	Charging station power storage solutions.

Item 1A. Risk Factors.

RISKS RELATED TO OUR COMPANY

Our management has broad discretion over the use of our cash reserves and might not apply this cash in ways that increase the value of your investment.

Our management has broad discretion to use our cash reserves, including the proceeds received from our equity public offerings and our convertible debt offering, and you will be relying on the judgment of our management regarding the application of this cash. Our management might not apply our cash in ways that increase the value of your investment. We expect to use our cash reserves for capital expenditures and other general corporate purposes, which may include investments in, or acquisitions of, complementary businesses, joint ventures, partnerships, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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

The Company has five (5) shares of Class A Preferred Stock authorized and issued, with one (1) share owned by each of the five (5) initial investors of the Company.  The Class A Preferred Stockholders collectively are entitled to a fifty-one percent (51%) vote for any matters required to be submitted to a general vote of the Company’s common shareholders.  As a result, the existing holders of the Class A Preferred Stock have voting control over Verdant and are able to elect our board of directors.

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

Changes in accounting standards and their application may have a significant effect on our reported results on a going forward basis and may also affect the recording and disclosure of previously reported transactions. New standards have occurred and will continue to occur in the future. The Securities and Exchange Commission (“SEC”) and the NASDAQ National Market occasionally impose additional reporting and corporate governance practices on public companies.  If we do not adequately continue to comply with these standards and practices in the future, we may not be able to accurately report our financial results or prevent error or fraud, which may result in sanctions or investigation by regulatory authorities, such as the SEC. Any such action could harm our business, financial results or investors’ confidence in our company, and could cause our stock price to fall.

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

We have been in existence since 2001, but the current management team has been in pace only since May, 2011.  Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed.

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

Many factors outside of our control may affect our ability to develop, manufacture and market products that improve upon existing energy storage technology and gain market acceptance.

We are researching, developing, manufacturing and selling energy storage systems. The market for advanced rechargeable energy storage systems is at a relatively early stage of development, and the extent to which our products will be able to meet our customers' requirements and achieve significant market acceptance is uncertain. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete if we fail to continue to improve the performance of our systems. Other companies that are seeking to enhance traditional energy storage technologies have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various energy storage systems. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our products could be developed and successfully introduced, and as a result, our products may not compete effectively in our target markets. If our products are not adopted by our customers, or if our products do not meet industry requirements for power and energy storage capacity in an efficient and safe design, our products will not gain market acceptance.

In addition, the market for our products depends upon third parties creating or expanding markets for their end-user products that utilize our energy storage systems. If such end-user products are not developed, if we are unable to have our products designed into these end-user products, if the cost of these end-user products is too high, or the market for such end-user products contracts or fails to develop, the market for our products would be expected similarly to contract or collapse. Our customers operate in extremely competitive industries, and competition to supply their needs focuses on delivering sufficient power and capacity in a cost, size and weight efficient package. The ability of our customers to adopt new energy storage technologies will depend on many factors outside of our control.

Many other factors outside of our control may also affect the demand for products and the viability of widespread adoption of advanced energy storage applications, including: performance and reliability of battery power products compared to conventional and other non-battery energy sources and products; success of alternative battery chemistries, such as nickel-based batteries, lead-acid batteries and conventional lithium-ion batteries and the success of other alternative energy technologies, such as fuel cells and ultra capacitors; end-users' perceptions of advanced batteries as relatively safe and reliable energy storage solutions, which could change over time if alternative battery chemistries prove unsafe or become the subject of significant product liability claims and negative publicity is generated on the battery industry as a whole; cost-effectiveness of our products compared to products powered by conventional energy sources and alternative battery chemistries; availability of government subsidies and incentives to support the development of the battery power industry; fluctuations in economic and market conditions that affect the cost of energy stored by batteries, such as increases or decreases in the prices of electricity; continued investment by the federal government and our customers in the development of battery powered applications; heightened awareness of environmental issues and concern about global warming and climate change; and regulation of energy industries.

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

Declines in product prices may adversely affect our financial results.

Our business is subject to intense price competition worldwide, which makes it difficult for us to maintain product prices and achieve adequate profits. Such intense price competition may adversely affect our ability to achieve profitability, especially during periods of decreases in demand. In addition, because of their purchasing size, our larger automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those pricing reductions may have an adverse impact on our business.

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

Risks Related to Intellectual Property

Other parties may bring intellectual property infringement claims against us which would be time-consuming and expensive to defend, and if any of our products or processes is found to be infringing, we may not be able to procure licenses to use patents necessary to our business at reasonable terms, if at all.

Our success depends in part on avoiding the infringement of other parties' patents and proprietary rights. We may inadvertently infringe existing third-party patents or third-party patents issued on existing patent applications. In the United States and most other countries, patent applications are published 18 months after filing. As a result, there may be third-party pending patent applications of which we are unaware, and which we may infringe once they issue. These third parties could bring claims against us that, even if resolved in our favor, could cause us to incur substantial expenses and, if resolved against us, could cause us to pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder. In addition, we may have, and may be required to, make representations as to our right to supply and/or license intellectual property and to our compliance with laws. Such representations are usually supported by indemnification provisions requiring us to defend our customers and otherwise make them whole if we license or supply products that infringe on third party technologies or violate government regulations. Further, if a patent infringement suit were brought against us, we and our customers, development partners and licensees could be forced to stop or delay research, development, manufacturing or sales of products based on our technologies in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Such a license may not be available on acceptable terms, or at all, particularly if the third party is developing or marketing a product competitive with products based on our technologies. Even if we were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property.

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

Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to our management. We may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained, and you may not be able to resell your Securities at or above the price at which you purchased them.

We have a limited history as a public company. An active trading market for our securities may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell.

Our stock price is volatile.

The market price of our common stock is highly volatile, and we expect it to continue to be volatile for the foreseeable future.  As a result of this volatility, you may not be able to sell your common stock at or above the price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include: fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; fluctuations in our recorded revenue, even during periods of significant sales order activity; changes in estimates of our financial results or recommendations by securities analysts; failure of any of our products to achieve or maintain market acceptance; the timing of the shipment and/or installation and validation of our products; product liability issues involving our products or our competitors' products; failure of our suppliers, many of which are sole source suppliers, to deliver products in a timely fashion or at all or any other delay in our supply chain; changes in market valuations of similar companies; success of competitive products or technologies; changes in our capital structure, such as future issuances of securities or the incurrence of debt; announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances; developments or announcements related to our application for government stimulus funds; regulatory developments in the United States, foreign countries or both; litigation involving us, our general industry or both; additions or departures of key personnel; investors' general perception of us; and changes in general economic, industry and market conditions.  In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Offers or availability for sale of a substantial number of Securities of our common stock may cause the price of our common stock to decline.

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

The streamlined safe-harbor exemption from the definition of “underwriter” under Section 4(1) of the Securities Act provided by Rule 144 are generally inapplicable to “shell” or former “shell” companies.  The SEC has classified the Company as a “shell” company.  Generally, a “shell” company ceases to be a “shell” when the shell company acquires more than nominal assets (other than cash or cash equivalents).”  Securities Act Release Nos. 33-8587 (July 15, 2005). The Company must therefore “cure” its “shell” status prior to Rule 144(i)’s applicability to the subscribed restricted securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s mailing address is 12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, CA, 91739.

The Company’s offices are at 360 S Milliken, Suite B & C, Ontario, CA, 91671. The monthly rent for this facility is $2,850.

The Company’s subsidiary, Verdant (Hong Kong) Ltd has its registered address as Unit 1501, Hollywood Plaza, 610 Nathan Road, Kowloon, Hong Kong, for which the Company pays approximately $52 per month.

The Company’s subsidiary Verdant (China) Ltd has two facilities. Its offices are at Suite 1009, Tower B, World Financial Center, 4003 Shennan Dong Road, Luohu District, Shenzhen, China, Post Code 518001, for which the Company pays approximately $780 per month. Verdant (China) Ltd also rents an apartment at 19A, Tower C, Golden Metropolis, Chunfeng Road, Shenzhen, Guangdong Province, PRC, Post Code 518002, for approximately $603 per month.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Market Information

The Company’s common stock is traded on the NASDAQ OTC Bulletin Board under the symbol “VRDT.” As of March 31, 2012, the Company’s common stock was held by 483 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about February 7, 2007. The following chart is indicative of the fluctuations in the stock prices for the year ending March 31, 2012:

	2012		2011
	High	Low	High	Low

First Quarter	$1.40	$0.18	$0.25	$0.13
Second Quarter	$8.50	$0.31	$0.20	$0.16
Third Quarter	$1.90	$0.35	$0.16	$0.16
Fourth Quarter	$1.01	$0.21	$0.30	$0.11

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

None.

Item 6. Selected Financial Data.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-looking Statements

Statements made in this Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

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

Results of Operations for the Fiscal Year Ending March 31, 2012 as Compared to the Fiscal Year Ended March 31, 2011.

Overview

Total revenues did not change from $0 for the fiscal year ending March 31, 2012 from $0 for the fiscal year ending March 31, 2011.

Total operating expenses increased to $9,479,295 for the fiscal year ending March 31, 2012 from $104,987 for fiscal year ending March 31, 2011. This increase was primarily attributable to significant professional fees, travel and salary costs to enter into the new business activities and hiring personnel.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash of $36,447 and working capital of $1,239,285. Net loss was $9,510,946 for the fiscal year ending March 31, 2012. The Company generated a negative cash flow from operations of $2,295,439 for fiscal year ending March 31, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s increase in accrued salaries and consulting fees.  During the fiscal year ending March 31, 2012, the Company invested $52,015 in property, plant and equipment. During the fiscal year ending March 31, 2012, the Company raised $2,338,800 from private placements it made by selling 21,021,000 shares of its common stock.

The Company sustained losses of $9,510,946 and $115,118 for the years ended March 31, 2012 and 2011, respectively. The Company had an accumulated deficit of $18,219,138 and $8,708,192 at March 31, 2012 and 2011, respectively.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

Item 8. Financial Statements and Supplementary Data.

VRDT Corporation
(A Development Stage Company)
Consolidated Balance Sheet

	March 31, 2012	March 31, 2011
	Audited	Audited
ASSETS

CURRENT ASSETS:

Cash	$36,447	$101
Prepaid expenses	5,403,921	3,472
Total Current Assets	5,440,368	3,573

PROPERTY AND EQUIPMENT, NET	48,144	0

OTHER ASSETS

Deposits	6,270	0
Note Receivable	215,383	0
Total Other Assets	221,653	0

TOTAL ASSETS	$5,710,165	$3,573

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,142,645	$147,498
Accounts payable and accrued expenses - Related party	20,679	3,768
Notes Payable	95,000	0
Notes Payable - Related parties	942,759	142,759
Total Current Liabilities	4,201,083	294,025

STOCKHOLERS' EQUITY / (DEFICIT)

Preferred stock, $.001 par value; 5 shares issued and outstanding at March 31, 2012	0	0
Common Stock, .001 par value: 989,999,995 shares authorized: 120,946,840 and 3,700,726 shares issued and outstanding as of March 31, 2012, and March 31, 2011, respectively	120,947	3,701
Additional paid-in capital	19,607,273	8,414,039
Deficit accumulated during the development stage	(18,219,138)	(8,708,192)
Total Stockholders' Equity / (Deficit)	1,509,082	(290,452)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$5,710,165	$3,573

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Consolidated Statement of Operations

	Twelve Months Ended March 31,		For the Period August 19, 1999 (Inception) to
	2012	2011	March 31, 2012
	Audited	Audited

Sales	$0	$0	$370,800
Cost of sales	0	0	0
Gross profit	0	0	370,800

Operating Expenses

Depreciation and amortization	3,871	0	4,709
General and administrative expenses	5,641,702	104,987	12,577,304
Impairment of goodwill	3,833,722	0	3,833,722
Impairment of long-lived assets	0	0	855
Impairment of loan receivable	0	0	130,000
Total operating expenses	9,479,295	104,987	16,546,590

Income / (Loss) from Operations	(9,479,295)	(104,987)	(16,175,790)

Other Income / (Expense)

Other income	0		56,889
Loss from conversion of shareholder debt		0	(1,506,528)
Interest Income	383	0	383
Interest (expense)	(15,123)	(10,131)	(561,523)
Interest (expense) - Related parties	(16,911)	0	(32,569)
Total Other Income / (Expense)	(31,651)	(10,131)	(2,043,348)

Income / (Loss) before Income Taxes	(9,510,946)	(115,118)	(18,219,138)

Provisions for Income Taxes	0	0	0

Net Income / (Loss)	$(9,510,946)	$(115,118)	$(18,219,138)

Net Income / (Loss) Per Share:
Basic and Diluted	$(0.12)	$(0.03)

Weighted Average Shares Outstanding
Basic and Diluted	79,726,924	3,700,726

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Statement of Stockholder's Equity
For the Period August 19, 1999 (Inception) to March 31, 2012

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the	Total Stockholders' Equity
	Shares	Amount		Development Stage

Balance at inception, August 19, 1999	0	$0	$0	$0	$0
Issuance of common stock	2,000	2	18		20
Net loss				(84,021)	(84,021)

Balance at December 31, 1999	2,000	2	18	(84,021)	(84,001)
Net loss				(230,879)	(230,879)

Balance at December 31, 2000	2,000	2	18	(314,900)	(314,880)
Net loss				(494,816)	(494,816)

Balance at December 31, 2001	2,000	2	18	(809,716)	(809,696)
Net loss				(384,590)	(384,590)

Balance at December 31, 2002	2,000	2	18	(1,194,306)	(1,194,286)
Reclassification of debt to equity	4,300	4	1,581,979	0	1,581,983
Net loss				(736,364)	(736,364)

Balance at December 31, 2003	6,300	6	1,581,997	(1,930,670)	(348,667)
Net loss				(205,994)	(205,994)

Balance at December 31, 2004	6,300	6	1,581,997	(2,136,664)	(554,661)
Net loss				(1,592,469)	(1,592,469)

Balance at December 31, 2005	6,300	6	1,581,997	(3,729,133)	(2,147,130)
Net loss				(1,376,529)	(1,376,529)

Balance at March 31, 2006	6,300	6	1,581,997	(5,105,662)	(3,523,659)
Shares issued for services	88,285	88	123,511		123,599
Expenses paid by related party			515,000		515,000
Stock issued as dividend	2,636,564	2,637	(2,637)		0
Conversion of SKRM Interactive payable to equity			4,382,718		4,382,718
Net loss				(1,810,502)	(1,810,502)

Balance at March 31, 2007	2,731,149	2,731	6,600,589	(6,916,164)	(312,844)
Stock issued for debt	669,577	670	1,673,250		1,673,920
Net loss				(1,596,320)	(1,596,320)

Balance at March 31, 2008	3,400,726	3,401	8,273,839	(8,512,484)	(235,244)
Net loss				(6,954)	(6,954)

Balance at March 31, 2009	3,400,726	$3,401	$8,273,839	$(8,519,438)	$(242,198)

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Statement of Stockholder's Equity - continued
For the Period August, 1999 (Inception) to March 31, 2012

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the	Total Stockholders' Equity
	Shares	Amount		Development Stage

Conversion of Martin debt	300,000	$300	$60,700		$61,000
Net loss				(73,636)	(73,636)

Balance at March 31, 2010	3,700,726	3,701	8,334,539	(8,593,074)	(254,834)
Stock-based compensation - Non-Emp			79,500		79,500
Net loss				(115,118)	(115,118)

Balance at March 31, 2011	3,700,726	3,701	8,414,039	(8,708,192)	(290,452)

Issuance of common stock - Change in Control	30,000,000	30,000	2,970,000	0	3,000,000

Treasury Stock - Redemtion and cancellation	(1,700,000)	(1,700)	(848,300)		(850,000)
Issuance of common stock - Purchased for Cash	16,020,500	16,021	2,272,780	0	2,288,800
Shares issued for services	14,015,500	14,016	1,442,405	0	1,456,420
Restricted Stock - Employees & Directors	53,650,000	53,650	5,311,350	0	5,365,000
Exercised warrants	259,614	260	0	0	260
Conversion of debt to equity	5,000,000	5,000	45,000	0	50,000
Net (Loss) / Income	0	0	0	(9,510,946)	(9,510,946)

Balance at March 31, 2012	120,946,340	$120,947	$19,607,273	$(18,219,138)	$1,509,082

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Tweleve Months Ended March 31,		For the Period August 19, 1999 (Inception) to
	2012	2011	March 31, 2012
	Audited	Audited
CASH FLOWS FROM OPERATIONS:

Net Income / (Loss)	$(9,510,946)	$(115,118)	$(18,219,138)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:

Depreciation and amortization	3,871		56,660
Impairment of Goodwill	3,833,722		3,833,722
Impairment of Long-Lived Assets			855
Impairment of Loan Receivable			130,000
Accrued Interest on payable converted to debt			209,817
Issurance of warrants for services		79,500	79,500
Common stock issued for services	1,456,680		1,580,279
Loss on conversion of stockholder debt to C/Stock			1,506,528
Expense paid by stockholder and affiliate			636,796
Payables and servcies converted to C/Stock			770,674
Assumption of liabilities over value of assets	(833,722)		(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in prepaid expenses	(41,719)	(490)	(45,191)
Decrease / (Increase) in note receivable	(215,383)		(215,383)
(Decrease) / Increase in accounts payable and accrued expenses	2,995,147	(7,000)	3,151,899
(Decrease) / Increase in interest payable to stockholder	16,911	(5,352)	356,436

Net cash provided by operating activities	(2,295,439)	(48,460)	(7,000,268)

CASH FLOWS FROM INVESTING:

Purchase of property plant and equipment	(52,015)		(105,659)
Loan receivable			(130,000)

Net cash used in investing activities	(52,015)	0	(235,659)

CASH FLOWS FROM FINANCING:

Proceeds from parent company			697,193
Proceeds from notes payable - other	95,000		480,000
Proceeds from notes payable - shareholder		48,523	1,911,907
Proceeds from notes payable - affiliates			2,564,191
Payments on notes payable - other	(50,000)		(388,018)
Payments on notes payable - shareholder			(190,699)
Payments on notes payable - affiliates			(141,000)
Proceeds from inssuance of common stock	2,338,800		2,338,800

Net cash from financing activities	2,383,800	48,523	7,272,374

Net Increase / (Decrease) in cash	36,346	63	36,447

CASH AT BEGINNING OF PERIOD	101	38	0

CASH AT END OF PERIOD	$36,447	$101	$36,447

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Statement of Cash Flows - continued

	Tweleve Months Ended March 31,		April 19. 1999 to
	2012	2011	March 31, 2012
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for Interest	$0	$0	$0
Cash paid for Income Taxes	$0	$0	$0
Converson of related party payable to notes payable to shareholder		$141,079	$141,079
Conversion of notes payable to common stock	$50,000		$111,000
Issuance of common stock - Change in Control	$3,000,000		$3,000,000
Common stock issued for services	$1,456,680		$1,456,680
Note Payable issued	$850,000		$850,000

See the accompanying notes to the financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying audited financial statements of VRDT Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for financial information and the instructions to Form 10-K and Article 10 of Regulation S-X. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The Company has reclassified certain amounts previously reported in our financial statements to conform to the current presentation.

The consolidated financial statements include by full consolidation all domestic and foreign entities controlled by the Company (i.e., all subsidiaries), except where the subsidiary’s effect on the Company’s financial position and results of operations is immaterial.  The following list includes all entities controlled by the Company:

Verdant Industries, Inc., a Delaware corporation;
Verdant Ecosystem, Inc, a Delaware corporation;
Verdant (Hong Kong) Ltd.; a Hong Kong corporation; and
Verdant (China) Ltd., a People’s Republic of China corporation.

All material intercompany transactions have been eliminated.

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

NOTE 4.           RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Reference is made to these recent accounting pronouncements as if they are set forth therein in their entirety.

NOTE 5.           RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 6.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $9,510,946 and $115,118 for the years ended March 31, 2012 and 2011, respectively. The Company had an accumulated deficit of $18,219,138 and $8,708,192 at March 31, 2012 and 2011, respectively.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

NOTE 7.           CHANGE OF CONTROL TRANSACTION

In May, 2011, the Company entered into a Securities Exchange Agreement and Plan of Reorganization (the “Agreement”) with Verdant Industries, Inc., a privately-held Delaware corporation (“VII”).  Under the Agreement, the Company issued 30,000,000 shares of its restricted common stock to certain designees of VII.  In exchange, the Company acquired all of the tangible and intangible assets of VII.  As a result of the Agreement, the officers and directors of the Company tendered their respective resignations and the management of VII was appointed as the officers and directors of the Company.  The value of the tangible and intangible assets recorded was $3,838,000, of which $3,833,722 was intangible assets subsequently written off as impaired.

NOTE 8.           GOODWILL

Goodwill represents the excess of the cost of the amount paid over the acquired assets over the fair value of their net assets at the dates of acquisitions, plus the assumption of certain liabilities. Under ASC 350, Goodwill and Other Intangible Assets, the Company is required to annually assess the carrying value of goodwill to determine if impairment in value has occurred.

The Company determined that its goodwill was impaired and recorded an impairment charge of $3,833,722 for the year ended March 31, 2012.

NOTE 9.           NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable, all due currently, consists of the following:

	March 31, 2012	March 31, 2011

Note payable, 12% interest, principal and interest due monthly commencing January 1, 2013, and due June 1, 2014. (1)	$142,759	$142,759

Note payable, payments are due monthly at 5% of the monthly gross monies raised with the balance due no later than June 1, 2014. (2)	800,000	0
	$942,759	$142,759

(1)           This note is convertible into 881,744 shares of common stock for its cancellation and the conversion price is based on the 10-day volume-weighted average price (“VWAP”) of the Company’s common stock or $0.16, whichever is less.  The accrued interest shall be converted at the same rate.

(2)           On May 10, 2012, the holder of this note agreed to extend the term thereon until June 1, 2014.  Interest payments up to $10,000 are due on or before August 31, 2012.  Principal and interest payments are due monthly commencing January 1, 2013 and ending June 1, 2014.  The outstanding balance of this note is also convertible to shares of the Company’s common stock at a price of $0.63 per share at any time prior to June 1, 2014.

NOTE 10.         NOTES PAYABLE

The Company’s notes payable consists of the following:

	March 31, 2012	March 31, 2011

Notes payable, 15% interest, principle and interest due April 12, 2012(1)	$45,000	$0

Note payable, 10% interest, principle and interest due March 18, 2013	$50,000	$0
	$95,000	$0

(1) Effective April 11, 2012, the holder of this note agreed to extend the term of the note until April 12, 2013, upon the same terms in the original note.

Each of two (2) unsecured convertible promissory notes identified in this Note 10 are convertible to common stock of the Company at one-tenth of one percent of the Company’s initial private placement offering, which, in this case, was $0.10 per share.  As such, the notes are convertible to common stock of the Company at $0.01 per share.  The $45,000 note bears interest at 15% per annum and the $50,000 note bears interest at 10% per annum.   The notes are scheduled to be converted on or before April 12, 2013 and March 18, 2013, respectively.

During the quarter ended December 31, 2011, a note holder elected to convert his note valued at $50,000 to common stock at one-tenth of one percent of the Company’s initial private placement offering, which, in this case, was $0.10 per share.  As such, that note holder received 5,000,000 shares of the Company’s restricted common stock at the time of conversion.

NOTE 11.         INCOME TAXES

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

The Company uses the liability method to account for income tax expense. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances are established for deferred tax assets if, after assessment of available positive and negative evidence, it is more likely than not that the deferred tax asset will not be fully realized.

The provision for income taxes consists of the following:
	2012	2011
Current Tax Benefit	$--	$--
Deferred Tax(Benefit) Provision	--	--
Total Tax (Benefit) Provision	$--	$--

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2012	2011
Expected statutory rate	34.00%	34.00%
State Income tax rate, net of federal benefit	8.84%	8.84%
Valuation Allowance	(42.84)%	(42.84)%
	-%	-%

Due to various changes in ownership over the years, management does not believe that any significant net operating losses from prior years will be recognized.  The current year losses should have created federal tax benefits for net operating losses and various deferrals in the amount of approximately $3,200,000.  A valuation allowance in an equal amount has been recognized for the year ended March 31, 2012.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending March 31, 2009 through 2012. The Company state income tax returns are open to audit under the statute of limitations for the years ending March 31, 2009 through 2012.

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company knew of no incurred penalties and interest for the years ended March 31, 2012 and 2011.

NOTE 12.         PREPAID EXPENSES

The Company issued certain restricted to various officers and key persons to assist with a registration statement.   The value of the stock issued has been recorded as a prepaid expense until such time as the shares have been earned.  The items identified as prepaid expenses are current as Registrant anticipates filing an S-8 registration statement immediately upon the effectiveness of a S-1 registration statement registering many of the outstanding shares of currently restricted common stock.  Registrant anticipates that any S-1 registration statement will be effective within four (4) months of the filing date thereof. Registrant anticipates that it should shortly be in a position to file “Form 10-type” information to effectively cure its status as a “shell” company, at which time the Company   shall proceed to file its anticipated S-1 registration statement.  Upon the effectiveness of the S-1 registration statement, the Company shall file an S-8 registration statement registering the amount of shares identified herein as prepaid expenses according to the vesting schedules of the restricted stock agreements pursuant to which the restricted common stock identified as prepaid expenses have been issued.  The Registrant therefore expects that the prepaid expenses shall vest within one (1) year of the date hereof and are therefore properly categorized as current prepaid expenses.

NOTE 13.         SUBSEQUENT EVENTS

Except as provided herein, the Company has evaluated its activities, pursuant to ASC 855, and has determined that there are no additional reportable subsequent events.

As set forth in its current report on Form 8-K filed on April 27, 2012, incorporated by reference as though fully set forth herein, on April 23, 2012, the Company and Talesun Solar USA, Ltd., (“Talesun”), entered into a Joint Development Agreement, effective April 6, 2012 (the “Agreement”). Pursuant to the terms of the Agreement, the Company will provide battery and battery management systems to Talesun and Talesun will provide its photovoltaic cells and modules to the Company to support one another’s respective projects. Further, the Parties have agreed to regularly meet and discuss prospective collaborative ventures and projects.

As set forth in its current report on Form 8-K filed on June 15, 2012, incorporated by reference as though fully set forth herein, on June 15, 2012, the Company and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), entered into a commitment whereby GEM will provide and fund the Company up to Thirty Million Dollars ($30,000,000USD) structured as a common stock subscription facility (the “Commitment”). The facility, subject to certain restrictions, can be drawn down at the Company’s option as the Company issues shares of common stock to GEM in return for funds. Under the agreed upon structure, the Company controls the timing and amount of any drawdown. The Parties have further agreed to execute a subscription agreement that clarifies the terms and timing of the Commitment.

Subsequent to the quarter ended March 31, 2012, and through June 26, 2012, the Company issued 790,500 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $157,100.  Subsequent to the year ending March 31, 2012, a warrant holder elected to convert warrants into 300,000 shares of the Company’s restricted common stock for a total consideration of $3,000.  Subsequent to the quarter ended March 31, 2012, and until June 26, 2012, the Company issued 300,000 shares of restricted common stock services to consultants for services, pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

NOTE 14.         STOCKHOLDERS’ EQUITY

The Company has identified its unregistered sales of securities for the respective quarters ending June 30, 2011, September 30, 2011, and December 31, 2011, in its Current Reports on Form 10-Q filed for each respective quarter and incorporates those figures by reference herein.

Common Stock

The Company has authorized 989,999,995 shares of common stock, of which 124,621,955 shares of Class A Common Stock have been issued and are outstanding as of June 26, 2012.   As of June 26, 2012, the Company has no other classes of common stock authorized, issued or outstanding.

The Company, under its Securities Exchange Agreement and Plan of Reorganization, issued 30,000,000 shares of its common stock to various assignees of Verdant Industries, Inc., valued at $.10 per share.

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

During the quarter ended March 31, 2012, the Company issued 1,187,500 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $237,500.  During the quarter ended March 31, 2012, the Company issued 1,605,000 shares of restricted common stock services to consultants for services, pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The Company, during the quarter ended March 31, 2012, granted a cumulative total of 11,650,000 shares of restricted common stock to 6 key employees and executives and an additional 8,000,000 shares of restricted common stock to 3 directors. The grants of the restricted shares are exempt from registration as not constituting sales for value within the meaning of Section 2(a)(3) of the Securities Act.

Preferred Stock

As of June 26, 2012, the Company is authorized to issue ten million five (10,000,005) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001).

Currently, the Company has designated 2 classes of preferred stock as set forth below:

CLASS A CONVERTIBLE PREFERRED STOCK

By shareholder and director consent, the Company created and designated a class of Class A Convertible Preferred Stock, consisting of five (5) shares of preferred stock, and granting the holders of Class A Convertible Preferred Stock, among other things, the collective right to fifty one percent (51%) of the common votes on any matter requiring a shareholder vote of the Company.  As of June 26, 2012, each of the five (5) Class A Convertible Preferred Shares are issued and outstanding as set forth in the following table:
Daniel J. Elliott	1 share;
Steve Aust	1 share;
Dennis Hogan	1 share;
David Edgar	1 share; and
Raymond Chin	1 share.

SERIES B CONVERTIBLE PREFERRED STOCK
By shareholder and director consent, the Company created and designated a class of Series B Convertible Preferred Stock, consisting of one million (1,000,000) shares of preferred stock.  As of June 26, 2012, one million (1,000,000) shares of Series B Convertible Preferred Stock are authorized.  As of the date of this Report, none of the Series B Convertible Preferred Stock has been issued.  The Company currently plans to retire the Series B Preferred Stock and return the designated stock to authorized but undesignated preferred stock.

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

All treasury stock has been cancelled as of March 31, 2012.

Warrants

During the quarter ended March 31 2012, the Company did not issue any new warrants.

During the quarter ended December 31 2011, the Company did not issue any new warrants.

During the quarter ended September 30, 2011, the Company did not issue any warrants.

During the quarter ended June 30, 2011, and prior to the acquisition of Verdant Industries, Inc., Verdant Industries, Inc. issued 600,000 warrants, having a de minimus value, to two (2) members of its advisory board. The warrants were assumed by the Company during the acquisition of the assets and liabilities of Verdant Industries, Inc. The warrants are convertible to common stock of the Company at a strike price of $0.01 per share and, as of the date of this Report, 300,000 of said warrants have been exercised by one (1) holder as set forth in Note 13 herein.

Prior to the acquisition of Verdant Industries, Inc., for the year ending March 31, 2011, the Company granted warrants to non-employee individuals and entities as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at March 31, 2010
Granted	500,000	$0.16
Exercised
Exchanged for Shares
Expired

Outstanding at March 31, 2011	500,000	$0.16	4.87	70,000

Granted	0
Exercised
Exchanged for Shares	(300,000)	$0.16
Expired	0

Outstanding at March 31, 2012	200,000	$0.16	3.87	28,000

Exercisable at March 31, 2012	200,000	$0.16	3.87	28,000
Weighted Average Grant Date Fair Value		$0.16

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

Drake & Klein CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VRDT Corporation:

We have audited the accompanying balance sheets of VRDT Corporation as of March 31, 2012 and 2011, and the related statements of income, stockholders’ deficiency, and cash flows for the years then ended. The management of VRDT Corporation is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VRDT Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 3 to the financial statements, the Company has not generated revenue and has not established operations which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Drake & Klein CPAs

Drake & Klein CPAs
June 29, 2012

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the year ending March 31, 2012 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this ongoing evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of March 31, 2012 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers, Directors and Key Employees

Executive Officers

Graham Norton-Standen, Executive Chairman & Chief Executive Officer  – Mr. Norton-Standen holds a tremendous amount of corporate experience having served as Chairman of the Board, CEO, Board Member, Senior Advisor, Group Advisor, Corporate Advisor and many other positions with a number of the world’s top companies and fund managers including: Gartner, EDS, Digital Equipment Corporation, British Telecom, Hewlett Packard, Unisys, Tata Group, Cable & Wireless, Deutsche Bank, Reuters, P&O and other organizations.  He serves as Chairman of Maevis, a company specializing in airport management and operations based in Nigeria.  He also serves as Chairman of VSL, a Hong Kong based program management trading company.  Mr. Norton-Standen is a well-known, well-respected, infrastructure manager and advisor with an extremely rich background with many related top tier organizations and utilities. During his tenure in various organizations Graham also acted as an advisor to a number of professional and government bodies including the European Commission, the World Energy Council, EPRI, the Centre for European Policy Studies and the Governments of Sweden and Australia in the run up to privatization of certain industries.  He also acted as a board member to the United States Trade and Investment Council based in Brussels and is a Fellow of the Institute of Directors.

Dan Elliott, Chief Production Officer & Director - Mr. Elliott brings over 18 years of automotive industry experience to Verdant. He has held positions as Vice President, Board Member, Chief Executive Officer and Chairman of several automotive companies. His experience includes work developing advanced technology vehicles for Ford, Honda, Magna Steyr, Roush and others. He has constructed automotive engineering centers within the U.S., led Joint Ventures in China and, recently, completed the construction of a 30-acre lithium ion battery manufacturing plant in mainland China. Mr. Elliott has consulted George W. Bush at the White House and personally raised over $100 million in venture money.

Stephen (Steve) Aust, President & Director - Mr. Aust has built a career of solid business experience that spans over 30 years. Since 1991, he has successfully raised over $100M in Venture Capital for several direct sales companies. Among these firms is the Video Home Shopping Network.com where he raised $8M, Visionquest.com where he raised $2.5M and 2Extreme Sports.com where he not only raised $5M but also took the company public. He worked with Donald Trump to create the Wall Street Café theme restaurant on 40 Wall Street in New York City’s financial district. Mr. Aust secured $12M in initial financing to complete the development of the Wall Street Café. He was instrumental in the management of the West Coast Division of Hendrix Automotive. Mr. Aust and his team took Hendrix Automotive sales to record levels to become the number one auto dealership in the United States. He has owned and operated his own direct sales company marketing an assortment of products. He performed in the top 100 Networkers for 12 years with various direct sales companies with over 250,000 distributors. Steve spent his young adult life as a college and professional athlete. While at Pepperdine University he played Division 1 Basketball leading him to a professional basketball career playing for the European League as well as the Summer League Los Angeles Lakers.

Dennis Hogan, Chief Financial Officer & Director - Mr. Hogan is a senior executive with expertise in finance and accounting, human resources, purchasing and IT systems. As a high-energy leader with a proven track record turning around underperforming business units, he has demonstrated success with accounting and payroll system conversions and implementing cost control measures. His skills include empowering employees and developing, motivating and leading teams. He participated on a management committee that grew $10.6 million of equity to a $45 million sales price in six years. He provided financial forecasts for rounds of equity financing and participated in road shows and related due diligence processes resulting in raising $9.4 million of a new-start company’s $10.6 million equity.

David Edgar, Chief Operating Officer & Director - Mr. Edgar has over 16 years experience in high technology product development in automotive, alternative energy, military and defense, government and manufacturing. He worked under contract while at Roush to bring the Ford EV Ranger, EV Postal Van, Th!nk City Electric Vehicle and the Fuel Cell Focus to market. He contracted for GM developing hydrogen powered, zero emissions, ICE vehicles and co-authored two articles on NVH measurement and mitigation in motor vehicles. He is directly responsible for the completed development of the Phoenix Motorcars SUT including lithium titanate and alternative power solutions. Recently, he served as General Manager and VP at Microvast developing LiFePO4 batteries.

Dan Malstrom, Chief Marketing Officer - Mr. Malstrom has over 20 years of marketing and advertising experience garnering dozens of awards. He has been interviewed on numerous occasions with both national and international media including major networks, print publications and radio shows. He has advised and participated on projects with countless large companies including Subaru of America, Verizon Wireless, Microsoft Game Studios (Xbox), Outdoor Retailer, Burton Snowboards, The 2002 Salt Lake City Olympic Games and many others. Dan spent greater than seven years marketing in the entertainment industry and over eight years working in the action sports industry where he was instrumental in launching the sport of snowboarding into the mainstream. Dan also operated his own consulting business, Malstrom Consulting, for over six years.  He recently worked as Senior Vice President and led the international brand development for Microvast, Inc., where he successfully created a globally recognizable brand in the lithium-ion battery space.

Larry Pendleton, Chief Information Officer - Since 2007, Mr. Pendleton has served as Vice President of 24Tech Corporation in Rancho Cucamonga, California, responsible for the operations and the IT consulting, services, and support for over 200 clients. Prior to his work with 24Tech Corporation, from 1999 to 2008, he was President and CEO of InfiniTek Corporation, a Microsoft Gold Certified Partner and a Dynamics Navision ERP reseller. His responsibilities included client consultations, project direction and management, and steering the company from start up to successful enterprise. Mr. Pendleton has over 30 years of high-level project management experience working with a diversity of clients in both the private and public sectors across all industries. As a seasoned executive and IT professional, he is well respected for his expertise in Information Systems Management and knowledge of current and emerging technologies and best practices. Mr. Pendleton earned his Bachelor’s Degree in Computer Science from Brigham Young University.

Bryon Bliss, Executive Vice President, Secretary and Chief of Staff - Mr. Bliss brings twelve years of extensive business development, customer relationship and sales management experience to Verdant.  During the last five years he has been intimately involved in the electrification of transportation serving as VP, Sales & Marketing for Phoenix Motorcars where he generated $40million in vehicle pre-orders.  Mr. Bliss also maintains extensive relationships with noteworthy fleet operators in federal and state governments as well as the private sector.  Fluent in Mandarin and intimately familiar with Chinese culture, Mr. Bliss has continuously built strong relationships of trust with many Chinese suppliers.

Key Employees

Raymond Chin, President, China Operations – Mr. Chin brings more than 20 years experience in marketing, import & export, mergers & acquisitions and successful relationship building between multi-national firms in the U.S. and Asia. A graduate of Drexel University in Philadelphia, Mr. Chin understands both Chinese and U.S. cultures very well (he first came to the U.S. at age ten). In the 90’s Mr. Chin first established himself with many multi-national firms by exporting over $30m of high value new and used automobiles from the U.S. to China. More recently, in 2006, Mr. Chin took part in the $50m renovation project of the Hong Kong Tuen Mun Port that now operates fleets servicing the popular tourism & gambling location, Macau Port. Mr. Chin also served as CEO and Director of Sunrise Consulting Group, Inc. (SNRS.PK) where he was involved with many mergers and acquisitions.

Thomas ‘TC’ DuBose, VP, Distribution / Development - TC comes to Verdant from Galpin Motors, the top-selling Ford dealership in the world for twenty-one years running, where he was one of the key team members. In his nearly twenty years of automotive dealership experience, including top management positions in leasing, fleet, and commercial business development, he has been a multiple-time recipient of the Salesperson of the Year award. He also received recognition for Top National Commercial Volume, Top Sales Team, Top Customer Satisfaction Index, and Master Certification from Ford Motor Company. Prior to entering the automotive sales industry, he started and ran his own service company, captaining its expansion to thirty-three employees over a three-year period. TC also spent time as a nationally recognized industrial salesperson for GE and Westinghouse Electric, where he played a key part in securing the Lockheed Martin MRO worldwide account, winning it from a long standing competitor who had previously held the contract for nearly thirty-five years.

Robert Kasprzak, General Counsel – Mr. Kasprzak is an attorney licensed in California and Texas practicing in securities compliance and general corporate law.  Over the span of his career, he has helped form numerous business entities and has assisted in several mergers and acquisitions, both in the private and public sectors.  Mr. Kasprzak has also served as associate general counsel and general counsel for several companies ranging from large, public companies to smaller, privately-help start-up companies.  He has also been received in the Kingdom of Saudi Arabia as a Distinguished Guest.  He received his undergraduate degree in Political Science from California State University, San Bernardino, where he served as the President of the University’s Pi Sigma Alpha Chapter, the national political science honors society, which received the society’s national award for Best Chapter under his tenure.  Mr. Kasprzak received his Juris Doctorate from the University of La Verne, College of Law, where he served on the Law Review and also as President of the Student Bar Association.

Non-Employee Directors

A.C. “Ironman” Green, Director - Mr. Green brings not only his rich knowledge of what it takes to be a champion but a diverse background in business development, investment and philanthropy to the Board.  During his career A.C. owned twelve Denny’s restaurants and a Hyundai dealership among other investments.  Automotive manufacturers, real estate companies, utility contractors and many others frequently tap A.C.’s unique talent in business development to help guide them to success. One of the things A.C. is most known for is his title as the NBA’s “Ironman”, having played in 1,192 straight games. A.C. Green spent 16 seasons in the NBA, and won three championships with the Los Angeles Lakers spanning three decades (1987, 1988 and 2000). Mr. Green is also recognized for his contributions outside the NBA such as his tremendous commitment to youth through the A.C. Green Youth Foundation he started in 1989.  He also serves as one of the NBA’s Global Ambassadors and founded Going Green with A.C. Green™ to promote environmental awareness and sustainability.

Donald A. Driftmier, CPA, Director – As a Board member of the California Board of Accountancy, where he served as Board President in 2008, Mr. Driftmier brings over 40 years of accounting experience to Verdant.  He has served as a long time partner at Vavrinek, Trine, Day & Co, LLP and is now CFO of Noble House Entertainment Pictures, Inc.  Mr. Driftmier has been recognized with numerous professional honors and offices including the Board of Directors for the California Society of Certified Public Accountants where he also served as President of the Citrus Belt Chapter.  He has also served as President and Director of the Ontario Chamber of Commerce in Ontario, California.  His awards include Accountant Advocate of the Year from the United States Small Business Administration and many others.  Mr. Driftmier has also been a regular speaker at many California Universities.  He is currently Chairman of the Centers Committee, Board of Directors, at Casa Colina Centers for Rehabilitation Hospital as well.  He is also a Vietnam veteran.

Item 11. Executive Compensation.

Non-Employee Director Compensation

The following table shows, for the year ended March 31, 2012, certain information with respect to the compensation of all of our non-employee directors.

Director	Accrued Fees	Stock Compensation	Total Compensation
Don Driftmier	$60,000	$200,000	$260,000
AC Green	$90,000	$250,000	$340,000
Graham Norton-Standen	$90,000	$550,000	$640,000
	$240,000	$1,000,000	$1,240,000

The directors have each agreed to temporarily forego their respective cash compensation, which has accrued as unpaid executive compensation owed by the Company until paid, until such time as the Company determines that it has sufficient capital to begin distributing said cash compensation.

Executive Officer Compensation

Our named executive officers as of June 26, 2012, are:
Graham Norton-Standen – Executive Chairman and Chief Executive Officer
Dan Elliott- Chief Production Officer
Steve Aust- President
Dennis Hogan- Chief Financial Officer
Dan Malstrom- Chief Marketing Officer
David Edgar- Chief Technology Officer
Bryon Bliss- Secretary, Chief of Staff and Executive Vice President
Larry Pendleton- Chief Technology Officer

Historical Compensation Decisions

Our compensation approach is related to our stage of development.  In determining executive compensation, we informally considered a wide variety of factors in arriving at our compensation decisions, including the competitive market for corresponding positions within comparable geographic areas and companies of similar size and stage of development operating in the biotechnology and clean technology industries.  This consideration was based on the general and personal knowledge possessed by members of our board of directors, based on their experiences with other companies, and also included consultations with our Chief Executive Officer and human resources staff and their personal knowledge, such as from contacts with other professionals in the industry and from prior experience.  We expect that as a public company we will adopt a more formal process for executive compensation.

Compensation Philosophy and Objectives

We favor a “pay-for-performance” compensation philosophy that is driven by individual and corporate performance.  We also continue to review what we think are best practices with respect to compensation and benefits and review market data.  In addition, we believe that internal pay equity is an important factor in determining executive compensation.  As we gain experience as a public company, we expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve.

Our executive compensation program is intended to balance short-term and long-term goals with a combination of cash payments and equity awards that we believe to be appropriate for motivating our executive officers.  Our executive compensation program is designed to:

•           align the interests of our executive officers with stockholders by motivating executive officers to increase stockholdervalue and reward executive officers when stockholder value increases;
•           attract and retain talented and experienced executives that strategically address our short-term and long-term needs;
•           reward executives whose knowledge, skills and performance are critical to our success;
•           ensure fairness among the executive management team by recognizing the contributions each executive makes to oursuccess;
•           foster a shared commitment among executives by aligning their individual goals with the goals of the executivemanagement team and our stockholders; and
•           compensate our executives in a manner that motivates them to manage our business to meet our long-term objectives andcreate stockholder value.

To help achieve these objectives, the compensation committee has tied a substantial portion of the executives’ overall compensation to key strategic business, financial and operational goals, such as revenue, product development and manufacturing metrics, business development and innovation.

Our executive compensation program rewards corporate achievement, as well as both team and individual accomplishments, by emphasizing a combination of corporate results and individual accountability.  A portion of total compensation is placed at risk through annual performance bonuses and long-term incentives.  Our historic practice with regard to issuing long-term incentives has been to grant stock options at the time of hire or promotion, as well as yearly stock option awards related to yearly performance reviews.  We occasionally, based upon individual circumstances, issue restricted stock or stock options on an ad-hoc basis, in each case with approval from the board of directors.  Such ad-hoc awards are generally related to promotion, recognition of specific achievements or to better align our internal equity goals.  Going forward we expect to use a mix of restricted stock (or restricted stock units) and stock options (or stock appreciation rights) to optimize the alignment of the interests of our named executive officers with those of our stockholders.  This combination of cash and equity incentives is designed to balance annual business and operating objectives, and our financial performance, with longer-term stockholder value creation.

We also seek to promote a long-term commitment to us by our executives.  We believe that there is great value to us in having a team of long-tenured, seasoned managers.  Our team-focused culture and management processes are designed to foster this commitment.

Executive Compensation Procedures

Our board of directors has historically reviewed and recommended, and the board of directors has approved, the compensation of our named executive officers.  Our compensation committee will review and approve the compensation of all of our executive officers and oversee and administer our executive compensation programs and initiatives.  The compensation committee will also be responsible for the evaluation of the performance of our named executive officers.  The compensation committee will continue to take into consideration input from our Chief Executive Officer regarding performance of the other named executive officers’ performance and recommendations for their compensation amounts.  However, the compensation committee will retain the authority to make the final decision with respect to amounts approved or recommended to the board for approval.  Furthermore, the compensation committee will meet outside the presence of the Chief Executive Officer when determining his compensation.

Elements of Compensation and Pay Mix

For the year ending March 31, 2012, executive compensation consisted of the following elements (discussed in detail below) to promote our pay-for-performance philosophy and compensation goals and objectives:

•           base salary;
•           annual cash incentive awards linked to our overall performance;
•           periodic grants of long-term equity-based compensation; and
•           health and retirement benefits generally available to employees.

We combine these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our executive officers and other senior personnel with those of our stockholders. We also provide executives with severance and double-trigger change in control benefits as described below.

Although we do not have a policy to allocate specific percentages of compensation to any particular element, we believe the combination of elements provides a well-proportioned mix of secure compensation, retention value and at-risk compensation that produces short-term and long-term performance incentives and rewards. By following this approach, we motivate our executives to focus on business results that will produce a high level of short-term and long-term performance for us and potential long-term value creation for our executives, as well as reducing the risk of recruitment of top executive talent by competitors. We do not have a formula for determining the amount of each element of compensation. Instead, each element is determined based on a combination of the factors described under “Short-Term Incentives,” “Long-Term Incentives” and “2011 Compensation Actions for Our Named Executive Officers.” Except as otherwise described in these sections, there was no particular primary factor in determining the amount of any element and instead, as a private company, our compensation decisions were based on subjective judgments about appropriate amounts after considering the factors listed in these sections. We believe a mix of annual cash incentive awards and long-term equity compensation provides an appropriate balance between short-term business performance and long-term financial and stock performance.

Short-Term Incentives

Base Salary.  Base salary is designed to provide our executive officers with steady cash flow during the course of the year that is not contingent on short-term variations in our corporate performance.  The base salaries established for 2011 for each of our named executive officers were intended to reflect wages that we believe are competitive for positions in companies of similar size and stage of development based on the experience and general knowledge of our Chief Executive Officer and our board of directors.  The setting of salaries also includes a subjective judgment as to appropriate levels taking into account each individual’s job duties, responsibilities and experience and comparisons to the salaries of our other executive officers.  The base salary increases described below under “2011 Compensation Actions for Our Named Executive Officers” were based on these considerations, except as specifically described below.

Base salaries are reviewed at least annually (or more frequently in specific circumstances) and may be recommended for adjustment from time to time based on the results of this review.  We expect that salary increases will continue to be determined using a combination of relevant competitive market data and assessment of individual performance.

Cash Bonuses.  We have an annual cash bonus plan under which cash bonuses may be paid to each of our employees, including our executive officers, shortly after the end of each calendar year.  Bonus payout is not based on a specific formula, but instead is based on a subjective analysis that includes an assessment of our accomplishments, performance and achievements as measured against our business and financial goals.  Target bonus amounts are determined based on the executive officer’s specific position, subjective analysis of an executive officer’s skills and potential contributions and, for new hires, the individual’s historical bonus levels with previous employers and individual negotiations at the time of employment.  For the year ending March 31, 2012, we did not award any cash bonuses.

The board of directors has not adopted a policy for recovering bonuses from our executive officers if the performance objectives that led to the bonus determination were to be restated, or found not to have been met to the extent originally believed by the board of directors or the compensation committee, but we will comply with applicable law and adopt an appropriate recoupment policy pursuant to the rules issued under the Dodd–Frank Wall Street Reform and Consumer Protection Act.

Long-Term Incentives

Long-term Equity Compensation.  Our equity incentive program is intended to reward longer-term performance and to help align the interests of our executive officers with those of our stockholders.  We believe that long-term performance is achieved through an ownership culture that rewards such performance by our executive officers through the use of equity incentives.  Our long-term incentives to date have consisted of restricted stock grants.  We believe that our equity incentive program is an important retention tool for our employees, including our executive officers.

Initial equity compensation awards for executive officers are individually negotiated with each executive officer at the time they are hired.  In determining initial equity grants, our Chief Executive Officer and board of directors considered a number of factors, including the competitive market for corresponding positions within comparable companies, the general and personal knowledge possessed by our Chief Executive Officer, human resources staff and board members, internal equity and a subjective evaluation of the potential contributions of the executive officer to the company given the executive’s particular position within the company (such as potential impact on long-term results or impact on operational results).  The individual grants approved in 2011, as described below under “2011 Compensation Actions for Our Named Executive Officers,” were determined based on a review of the executive’s job performance in addition to a review of the criteria described above.  Equity awards to executive officers have not historically been based upon a formula.

The board of directors expects the compensation committee to continue an annual stock option grant program for executive officers considering the same type of criteria as described above to continue aligning the interests of our executive officers with those of our stockholders. Participation in our Employee Stock Purchase Plan as part of our Stock Compensation Program will also be available to all executive officers on the same basis as our other employees.

Other Compensation and Benefits

Other Employee Benefits.  We provide health care, dental, and life insurance to all full-time employees, including our executive officers.  These benefits are available to all employees, subject to applicable laws. Other than as described above, we do not provide perquisites to executive officers that are not available to all Company employees on the same terms.

2011 Compensation Actions for Our Named Executive Officers (through March 31, 2012)

Name	Base Salary	Cash Bonus	Deferred Salary Owed
Graham Norton-Standen	$26,000/month	$0		$78,000
Dan Elliott	$26,000/month	$0	-$	13,600
Steve Aust	$26,000/month	$0		$145,500
Dennis Hogan	$22,000/month	$0		$251,794
Dan Malstrom	$18,000/month	$0		$179,594
David Edgar	$20,000/month	$0		$255,655
Bryon Bliss	$14,000/month	$0		$33,421
Larry Pendleton	$12,500/month	$0		$106,693

Each Named Executive Officer has agreed to defer payment of their respective base salary in the amounts set forth above, which has accrued as unpaid executive compensation owed by the Company until paid, until such time as the Company determines that it has sufficient capital to begin distributing said salaries.

Accounting and Tax Considerations

Under FASB ASC Topic 718, we are required to estimate and record an expense for each award of equity compensation (including stock options and restricted stock) over the requisite service period of the award, generally equaling the vesting period.  As a private company, this expense was not a material factor in determining equity grants.

Section 162(m) of the Internal Revenue Code of 1986, which only applies to public companies, limits the deduction for federal income tax purposes to not more than $1 million of compensation paid to certain executive officers in a calendar year.  Compensation above $1 million may be deducted if it is “performance-based compensation.”  The compensation committee has not established a policy for determining which forms of incentive compensation awarded to our executive officers should be designed to qualify as “performance-based compensation” following our initial public offering.  To maintain flexibility in compensating our executive officers in a manner designed to promote our objectives, the compensation committee has not adopted a policy that requires all compensation to be deductible.

Grants of Plan-Based Awards in Fiscal 2011

The Company entered into certain restricted stock agreements with several of its employees and consultants.  The following table sets forth certain information regarding the grants of restricted stock to the named executive officers during the year ended March 31, 2012.

Name	Restricted Common Stock Grant Amount
Graham Norton-Standen	4,000,000 shares
Dan Elliott	4,000,000 shares
Steve Aust	4,000,000 shares
Dennis Hogan	2,000,000 shares
Dan Malstrom	4,500,000 shares
David Edgar	2,000,000 shares
Bryon Bliss	4,500,000 shares
Larry Pendleton	1,000,000 shares

The Restricted Securities issued pursuant to the Restricted Stock Agreements shall vest and become non-forfeitable as set forth below:

(i)           Fifty percent (50%) of the Restricted Securities shall vest and become non-forfeitable immediately upon the effective date of a registration statement filed by the Company with the Securities and Exchange Commission registering the Restricted Securities; and

(ii)          Fifty percent (50%) of the Restricted Securities shall vest and become non-forfeitable 180 days after the registration statement identified in Section 2(a)(i), above, becomes effective.

Outstanding Equity Awards at Fiscal Year-End

For the year ended March 31, 2012, we have no outstanding equity awards for our named executive officers.

Equity Benefit Plan

2012 Stock Compensation Program

Our board of directors has instructed counsel to prepare a employee stock compensation program and intends to consider the draft presented to it at a special meeting of the board called for such purpose, subject to stockholder approval.  The Stock Compensation Program will become effective as of the date of the effectiveness of stockholder approval.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table sets forth information about the beneficial ownership of our common stock as of June 26, 2012 for:

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our commonstock;
•	each named executive officer;
•	each of our directors; and
•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o VRDT Corporation, 12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, California 91739.  We have determined beneficial ownership in accordance with the rules of the SEC.  We believe that, based on the information furnished to us by the stockholders, the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Name	Shares Beneficially Owned
Graham Norton-Standen	9,500,000
Daniel J. Elliott	8,817,500
Steve Aust	8,817,500
Dennis Hogan	6,700,000
David Edgar	6,700,000
Raymond Chin	6,700,000
AC Green	4,500,000
Bryon Bliss	4,500,000
Dan Malstrom	4,500,000
Don Driftmier	1,250,000
Larry Pendleton	1,100,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Below we describe transactions and series of similar transactions, from May 11, 2011 to March 31, 2012, to which we have been a party or will be a party, in which:

•	the amounts involved exceeded or will exceed $120,000; and
•	a director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediatefamily had or will have a direct or indirect material interest.

Below we also describe certain other transactions with our directors, executive officers and stockholders.   Other than as described below, there has not been, nor is there currently proposed, any such transaction or series of similar transactions to which we have been or will be a party other than compensation arrangements described elsewhere herein.

Formation Transactions

The Company was formed on August 1, 2008 in Delaware as Winwheel Bullion, Inc.  On November 16, 2008, the Company merged with Diversified Global Holdings, Inc., a Nevada corporation.  On May 11, 2011, the Company acquired Verdant Industries, Inc., a Delaware corporation, and the management of the acquired entity assumed control of the Company.  On May 19, 2011, the Company amended its Articles of Incorporation to reflect a name change to Verdant Automotive Corporation.  On January 19, 2012, the Company amended its Articles of Incorporation to reflect a name change to VRDT Corporation.

Preferred Stock Issuances

CLASS A CONVERTIBLE PREFERRED STOCK

The Company has authorized a class of preferred stock entitled “Class A Convertible Preferred Stock (“CAPS”),” consisting of five (5) authorized shares, five (5) of which are issued and outstanding as set forth in the following table:
Daniel J. Elliott	1 share;
Steve Aust	1 share;
Dennis Hogan	1 share;
David Edgar	1 share; and
Raymond Chin	1 share.

Indemnification of Executive Officers and Directors

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that we will indemnify each of our directors and executive officers to the fullest extent permitted by the Delaware General Corporation Law.  Further, we have entered into indemnification agreements with each of our directors and executive officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and executive officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Restricted Common Stock Grants to Executive Officers and Directors

We have granted restricted common stock to our executive officers and directors.  For a description of these restricted common stock grants, see “Grants of Plan-Based Awards in Fiscal 2011.”

Contract Work from 24Tech Corporation

The Company has, from time to time, contracted with 24Tech Corporation for the latter to perform information technology services for the Company.  Larry Pendleton, the Company’s Chief Information Officer, is a principal of 24Tech Corporation.  The board of directors of the Company is fully aware of Mr. Pendleton’s interest in 24Tech Corporation and has deemed the terms of the Company’s contractual relationship with 24Tech Corporation to be fair and reasonable and in the best interests of the Company. During the fiscal year ended March 31, 2012, the Company purchased $28,981.78 of equipment and services from 24Tech. Of this amount, $28,118 was converted into 480,000 shares of the Company’s common stock on March 21, 2012.

Policies and Procedures for Related Party Transactions

Our executive officers, directors, and principal stockholders, including their immediate family members and affiliates, are not permitted to enter into a related party transaction with us without the prior consent of our nominating and corporate governance committee, or other independent committee of our board of directors in the case it is inappropriate for our nominating and corporate governance committee to review such transaction due to a conflict of interest.  Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of such persons’ immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our nominating and corporate governance committee for review, consideration and approval.  All of our directors, executive officers and employees are required to report to our nominating and corporate governance committee any such related party transaction.  In approving or rejecting the proposed agreement, our nominating and corporate governance committee shall consider the relevant facts and circumstances available and deemed relevant to the nominating and corporate governance committee, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence.  Our nominating and corporate governance committee shall approve only those agreements that, in light of known circumstances, are in, or are not inconsistent with, our best interests, as our nominating and corporate governance committee determines in the good faith exercise of its discretion.  All of the transactions described above were approved by our board of directors.

DIRECTOR INDEPENDENCE

Although our stock is not eligible for trading on a national shares exchange, in January, 2012, our board of directors undertook a review of the independence of each director within the meaning of NASDAQ listing standards and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, our board of directors determined that AC Green and Don Driftmier are “independent” within the meaning of NASDAQ listing standards, which does not constitute a majority of independent directors of our board of directors as would be required by NASDAQ listing standards if our stock were to be listed on NASDAQ.

Committees of the Board of Directors

Our board of directors currently has an audit committee and a compensation committee.  The entire board of directors performs all functions that would customarily be delegated to other committees.  In the immediate future, we expect to have a nominating committee and a corporate governance committee.  The proposed initial composition and primary responsibilities of each committee are described below.  Our board of directors may establish other committees to facilitate the management of our business.

Audit Committee

The members of our audit committee are Don Driftmier and AC Green.  Don Driftmier is the chair of the audit committee.  Our board of directors has determined that all members of our audit committee satisfy the independence and financial literacy requirements of Rule 10A-3 of the Shares Exchange Act of 1934, as amended, or the Exchange Act, and the NASDAQ listing standards.  Our board of directors has also determined that Don Driftmier is an audit committee “financial expert” as defined under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 and satisfies the financial sophistication requirements of the NASDAQ listing standards.  In making this determination, our board of directors considered the nature and scope of experience Mr. Driftmier has had with reporting companies, and Mr. Driftmier’s prior experience, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our accounting and financial reporting processes, our internal control over financial reporting processes and audits of financial statements and to oversee the performance and independence of our independent registered public accounting firm.  Specific responsibilities of our audit committee include:

•	evaluating the performance of our independent registered public accounting firm and determining whether to retain orterminate their services;
•	determining and pre-approving the engagement of our independent registered public accounting firm to perform auditservices and any permissible non-audit services;
•	monitoring the rotation of the partners of the independent registered public accounting firm;
•
reviewing and discussing with management and our independent registered public accounting firm the results of theannual audit and the independent registered public accounting firm’s review of our annual and quarterly financialstatements and reports;

•	reviewing with management and our independent registered public accounting firm significant issues that arise regardingaccounting principles and financial statement presentation;
•	conferring with management and our independent registered public accounting firm regarding the scope, adequacy andeffectiveness of our internal control over financial reporting; and
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting,internal accounting control or auditing matters.

Compensation Committee

The members of our compensation committee are Daniel Elliott, Don Driftmier and AC Green.  The purpose of our compensation committee is to discharge the responsibilities of our board of directors to oversee our executive compensation and benefits policies and to review and determine the compensation to be paid to our executive officers, as well as to prepare and review the compensation committee report included in our annual proxy statement in accordance with applicable rules and regulations of the SEC.  Specific responsibilities of our compensation committee include:

•	determining the compensation and other terms of employment of our executive officers and reviewing and approvingcorporate performance goals and objectives relevant to such compensation;
•	reviewing and evaluating our executive compensation and benefits policies;
•	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-controlprotections and any other compensatory arrangements for our executive officers; and
•	evaluating the efficacy of our compensation policy and strategy in achieving expected benefits to us and otherwisefurthering the compensation committee’s policies.

Compensation Committee Interlocks and Insider Participation

For the year ending March 31, 2012, our entire board of directors performed the duties of the compensation committee.  Of the members of the board, Graham Norton- Standen, Daniel Elliott, Steve Aust, Dennis Hogan and David Edgar are currently or have been previously one of our officers or employees.  However, no director has served as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of our board of directors or compensation committee. None of our officers currently serve, nor have served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more officers serving as a member of our board of directors or compensation committee.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors.  The full text of our Code of Business Conduct and Ethics is posted on our web site at www.vrdt.com.  We intend to disclose future amendments to provisions of our Code of Business Conduct and Ethics, or waivers of such provisions, that are applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our web site identified above.  The inclusion of our web site address in this Report does not include or incorporate by reference the information on our web site into this Report.

Limitation of Liability and Indemnification of Officers and Directors

Our certificate of incorporation and bylaws limit the liability of our directors, officers, employees and other agents to the fullest extent permitted by Delaware law.  Section 145 of the Delaware General Corporation Law permits indemnification of officers, directors and other agents under certain circumstances and subject to certain limitations.  Delaware law also permits a corporation to not hold its directors personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for:

•	breach of their duty of loyalty to us or our stockholders;
•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of theDelaware General Corporation Law; and
•	any transaction from which the director derived an improper personal benefit.

These limitations of liability do not apply to liabilities arising under the federal or state Shares laws and do not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation also permits us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity.  We have obtained directors’ and officers’ liability insurance to cover the liabilities described above.

We have entered into or will enter into separate indemnity agreements with each of our directors and executive officers, that require us to indemnify such persons against any and all expenses (including attorneys’ fees), witness fees, judgments, fines, settlements and other amounts incurred (including expenses of a derivative action) in connection with any action, suit or proceeding or alternative dispute resolution mechanism, inquiry hearing or investigation, whether threatened, pending or completed, to which any such person may be made a party by reason of the fact that such person is or was a director, an officer or an employee of us or any of our affiliated enterprises, provided that such person must follow the procedures for determining entitlement to indemnification set out in the indemnity agreements.  The indemnity agreements also set forth other procedures that will apply in the event of a claim for indemnification thereunder.  We believe that these provisions and agreements are necessary to attract and retain qualified persons as executive officers and directors of our company.

At present, there is no pending litigation or proceeding involving any of our directors or executive officers as to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The Company’s auditors for the years ended March 31, 2012 and March 31, 2011 are Drake & Klein, CPAs, located in Clearwater, Florida.  The Company has paid $7,500 and $7,500 for its quarterly financial reviews, Form 10-Q reviews, and Form 10-K reviews for the years ending March 31, 2012 and March 31, 2011, respectively. The Company has paid $10,000 and $10,000 for its annual financial audits for the years ending March 31, 2012 and March 31, 2011, respectively.

Tax Fees

The Company’s taxes are prepared internally therefore no fees have been paid associated with tax preparation.

All Other Fees

The Company has no other related fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

31.1	Certification of Chief Executive Officer of the Company required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of the Company required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Graham Norton-Standen	June 29, 2012
Graham Norton-Standen, Chief Executive Officer	Date

/s/ Dennis Hogan	June 29, 2012
Dennis Hogan, Chief Financial Officer	Date