Form 10-Q
period 2012-06-30
VRDT Corp
filed 2012-08-14
CIK 1399480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOR ENDED JUNE 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITIION PERIOD FROM ____________ TO ____________

Commission File number: 000-52677

VRDT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	45-2405975
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, California  91739
(Address of principal executive offices)

(909) 786-1981
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

As of August 13, 2012 the Company has 125,565,141 shares of Class A Common Stock outstanding and no other classes of common stock.

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

VRDT Corporation
(A Development Stage Company)
Consolidated Balance Sheet

	June 30, 2012	March 31, 2012
ASSETS

CURRENT ASSETS:

Cash	$9,373	$36,447
Prepaid expenses	5,440,077	5,403,921
Total Current Assets	5,449,450	5,440,368

PROPERTY AND EQUIPMENT, NET	48,368	48,144

OTHER ASSETS

Note Receivable	218,063	215,383
Deposits	6,270	6,270
Intangibles	500	0
Total Other Assets	224,833	221,653
TOTAL ASSETS	$5,722,651	$5,710,165

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,775,878	$3,142,645
Accounts payable and accrued expenses - Related party	0	20,679
Notes Payable	95,000	95,000
Notes Payable - Related parties	323,206	942,759
Total Current Liabilities	4,194,084	4,201,083

LONG TERM LIABILITIES:

Notes Payable - Related parties	661,922	0
Total Current Liabilities	661,922	0

STOCKHOLERS' EQUITY / (DEFICIT)

Preferred stock, $.001 par value; 5 shares issued and outstanding at June 30, 2012
Common Stock, .001 par value: 989,999,995 shares authorized: 124,736,955 and 120,946,840 shares issued and outstanding as of June 30, 2012, and March 31, 2012, respectively	124,737	120,947
Additional paid-in capital	20,046,583	19,607,273
Stock issue payable	13,000	0
Deficit accumulated during the development stage	(19,317,675)	(18,219,138)
Total Stockholders' Equity / (Deficit)	866,645	1,509,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$5,722,651	$5,710,165

See the accompanying  notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Consolidated Statement of Operations

	Three Months Ended June 30,		For the Period August 19, 1999 (Inception) to June
	2012	2011	30, 2012

Sales	0	0	370,800
Cost of sales	0	0	0
Gross profit	0	0	370,800

Operating Expenses

Depreciation and amortization	1,880	50	6,589
General and administrative expenses	1,069,642	649,853	13,646,946
Impairment of goodwill	0	3,833,722	3,833,722
Impairment of long-lived assets	0	0	855
Impairment of loan receivable	0	0	130,000
Total operating expenses	1,071,522	4,483,625	17,618,112

Income / (Loss) from Operations	(1,071,522)	(4,483,625)	(17,247,312)

Other Income / (Expense)

Other income	0	0	56,889
Loss from conversion of shareholder debt	0	0	(1,506,528)
Interest Income	2,680	0	3,063
Interest (expense)	(2,948)	(4,354)	(564,471)
Interest (expense) - Related parties	(26,747)	(4,271)	(59,316)
Unrealized Exchange (Gain) / Loss	0	0	0
Total Other Income / (Expense)	(27,015)	(8,625)	(2,070,363)
Income / (Loss) before Income Taxes	(1,098,537)	(4,492,250)	(19,317,675)

Provisions for Income Taxes	0	0	0
Net Income / (Loss)	(1,098,537)	(4,492,250)	(19,317,675)

Net Income / (Loss) Per Share:
Basic and Diluted	(0.01)	(0.13)

Weighted Average Shares Outstanding
Basic and Diluted	124,222,044	34,504,511

See the accompanying  notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Consolidated Statement of Stockholder's Deficiency
For the Period August 19, 1999 (Inception) to June 30, 2012

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

See the accompanying  notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Consolidated Statement of Stockholder's Deficiency - continued
For the Period August, 1999 (Inception) to June 30, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Net loss				(6,954)	(6,954)
Balance at March 31, 2009	3,400,726	3,401	8,273,839	(8,519,438)	(242,198)

Conversion of Martin debt	300,000	300	60,700		61,000
Net loss				(73,636)	(73,636)
Balance at March 31, 2010	3,700,726	3,701	8,334,539	(8,593,074)	(254,834)
Stock-based compensation - Non-Emp			79,500		79,500
Net loss				(115,118)	(115,118)
Balance at March 31, 2011	3,700,726	3,701	8,414,039	(8,708,192)	(290,452)

Treasury Stock - Redemtion and cancellation	(1,700,000)	(1,700)	(848,300)		(850,000)
Issuance of common stock	46,021,000	46,021	5,242,780	0	5,288,800
Shares issued for services	14,015,500	14,016	1,442,405	0	1,456,420
Restricted Stock - Employees & Directors	53,650,000	53,650	5,311,350	0	5,365,000
Exercised warrants	259,614	260	0	0	260
Conversion of debt to equity	5,000,000	5,000	45,000	0	50,000
Net (Loss) / Income	0	0	0	(9,510,946)	(9,510,946)

Balance at March 31, 2012	120,946,840	120,947	19,607,273	(18,219,138)	1,509,082

Issuance of common stock - 1st Quarter	910,115	910	154,190		155,100

Shares issued for services - 1st Quarter	2,880,000	2,880	285,120		288,000

Net loss - 1st Quarter				(1,098,537)	(1,098,537)
Balance at June 30, 2012	124,736,955	124,737	20,046,583	(19,317,675)	853,645

See the accompanying  notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Three Months Ended June 30,		For the Period August 19, 1999 (Inception) to
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATIONS:

Net Income / (Loss)	(1,098,537)	(4,492,249)	(19,317,675)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:

Depreciation & Amortization	1,880	50	58,540
Impairment of Goodwill		3,833,722	3,833,722
Impairment of Long-Lived Assets			855
Impairment of Loan Receivable			130,000
Accrued Interest on payable converted to debt			209,817
Issurance of warrants for services			79,500
Common stock issued for services	288,000	550,000	1,868,279
Loss on conversion of stockholder debt to Common Stock			1,506,528
Expense paid by stockholder and affiliate			636,796
Payables and servcies converted to Common Stock			770,674
Assumption of liabilities over value of assets	0	(833,722)	(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in prepaid expenses	(36,156)	(311,014)	(81,347)
Decrease / (Increase) in note receivable	(2,680)	0	(218,063)
(Decrease) / Increase in accounts payable and accrued expenses	633,233	845,656	3,785,132

(Decrease) / Increase in interest payable to stockholder	(20,679)	4,271	335,757
(Decrease) / Increase in notes payable related party - current	42,369		42,369
Net cash provided by operating activities	(192,569)	(403,287)	(7,192,838)

CASH FLOWS FROM INVESTING:

Purchase of property plant and equip	(2,104)	(8,501)	(107,763)
Note Receivable			(130,000)
Intangibles	(500)		(500)
Net cash used in investing activities	(2,604)	(8,501)	(238,263)

CASH FLOWS FROM FINANCING:

Proceeds from parent company			697,193
Net proceeds from notes payable - other		145,000	91,982
Net proceeds from notes payable - shareholder			1,721,208
Net proceeds from notes payable - affiliates			2,423,191
Net proceedsfrom stock issue payable	13,000	39,000	13,000
Proceeds from inssuance of common stock	155,100	320,300	2,493,900
Net cash from financing activities	168,100	504,300	7,440,474

Net Increase / (Decrease) in cash	(27,074)	92,512	9,373

CASH AT BEGINNING OF PERIOD	36,447	101	0
CASH AT END OF PERIOD	9,373	92,613	9,373

See the accompanying  notes to the financial statements

Verdant Automotive Corporation
(A Development Stage Company)
Statement of Cash Flows - Continued

	Three Months Ended June 30,		April 19. 1999 to
	2012	2011	June 30, 2012
SUPPLEMENTAL CASH FLOW INFORMATION:

Common stock issued for services	288,000	588,800	1,868,279

See the accompanying  notes to the financial statements

NOTE 1.         BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of VRDT Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended June 30, 2012 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The Company has reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

NOTE 4.         RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our financial statements, from those disclosed in the our Annual Report on Form 10-K for the year ended March 31, 2012.

NOTE 5.         RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 6.         GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $1,098,537and $9,510,946 for the three months ended June 30, 2012 and the year ended March 31, 2012, respectively. The Company had an accumulated deficit of $19,317,675 at June 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

The Company determined that its Goodwill was impaired and recorded an impairment charge of $3,833,722 for the three months ended June 30, 2011.

NOTE 8.         NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable consist of the following:

	June 30, 2012	March 31, 2012

Note payable, 12% interest, principal and interest due monthly commencing January 1, 2013, and due June 1, 2014. (1)	$167,758	$142,759

Note payable, 12% interest, principal and interest due monthly commencing January 1, 2013, and due June 1, 2014. Interst payment due 8/31/2012 of 10% of funds raised between date of extension and 8/31/2012 up to $10,000.	817,370	800,000
	$985,128	$942,759
Current portion of notes payable	$323,206	$942,759

Non current portion of notes payable	$661,922	$0

(1)                 This note is convertible into 881,744 shares of common stock for its cancellation and the conversion price is based on the 10-day volume-weighted average price (“VWAP”) of the Company’s common stock or $0.16, whichever is less.  The accrued interest shall be converted at the same rate.

NOTE 9.         NOTES PAYABLE

The Company’s notes payable consists of the following:

	June 30, 2012	March 31, 2012

Notes payable, 15% interest, principle and interest due April 12, 2013	$45,000	$45,000

Note payable, 10% interest, principle and interest due March 18, 2013	50,000	50,000
	$95,000	$95,000

Each of two (2) unsecured convertible promissory notes identified in this Note 9 are convertible to common stock of the Company at one-tenth of one percent of the Company’s initial private placement offering, which, in this case, was $0.10 per share.  As such, the notes are convertible to common stock of the Company at $0.01 per share.  The $45,000 note bears interest at 15% per annum and the $50,000 note bears interest at 10% per annum.   The notes are scheduled to be converted on or before April 12, 2013 and March 18, 2013, respectively.

NOTE 10.       INCOME TAXES

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

The Company recognizes interest and penalties related to income taxes in income tax expense. The Company knew of no incurred penalties and interest for the three months ended June 30, 2012.

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

NOTE 12.       RELATED PARTY TRANSACTIONS

The Company has, from time to time, contracted with 24Tech Corporation for the latter to perform information technology services for the Company.  Larry Pendleton, the Company’s Chief Information Officer, is a principal of 24Tech Corporation.  The board of directors of the Company is fully aware of Mr. Pendleton’s interest in 24Tech Corporation and has deemed the terms of the Company’s contractual relationship with 24Tech Corporation to be fair and reasonable and in the best interests of the Company. During the three months ended June 30, 2012, The Company purchased $3,686 of services from 24Tech. The amount due to 24Tech as of June 30, 2012, was $4,549, compared to $854 at March 31, 2012.

NOTE 13.       SUBSEQUENT EVENTS

Subsequent to the quarter ended June 30, 2012, and through August 13, 2012, the Company issued 177,500 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $35,500.  Subsequent to the year ending March 31, 2012, a warrant holder elected to convert warrants into 300,000 shares of the Company’s restricted common stock for a total consideration of $3,000.  The converted shares were issued to the warrant holder subsequent to the quarter ending June 30, 2012.  Subsequent to the quarter ended June 30, 2012, the Company issued 350,686 to a previous convertible note holder who elected to convert his note into shares of common stock during the fiscal year 2012 as payment of the interest on said note.

Except as provided herein, the Company has evaluated its activities, pursuant to ASC 855, and has determined that there are no additional reportable subsequent events.

NOTE 14.       STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 989,999,995 shares of common stock, of which 125,565,141 shares of Class A Common Stock have been issued and are outstanding as of August 13, 2012.   As of August 13, 2012, the Company has no other classes of common stock authorized, issued or outstanding.

Preferred Stock

As of August 13, 2012, the Company is authorized to issue ten million five (10,000,005) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001).  As of August 13, 2012, the Company has five (5) shares of preferred stock issued and outstanding.

As of the date of this Report, the Registrant has no other classes of preferred stock.

Warrants

During the quarter ended June 30, 2012, the Company did not issue any new warrants.

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

Prior to the acquisition of Verdant Industries, Inc., for the year ending March 31, 2011, the Company granted warrants to non-employee individuals and entities as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at March 31, 2010
Granted	500,000	$0.16
Exercised
Exchanged for Shares
Expired

Outstanding at March 31, 2011	500,000	$0.16	4.87	70,000

Granted	0
Exercised
Exchanged for Shares	(300,000)	$0.16
Expired	0

Outstanding at March 31, 2012	200,000	$0.16	3.87	28,000

Granted	0
Exercised
Exchanged for Shares	0
Expired	0

Outstanding at June 30, 2012	200,000	$0.16	3.62	26,000

Exercisable at June 30, 2012	200,000	$0.16	3.62	26,000
Weighted Average Grant Date Fair Value		$0.16

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

Results of Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011.

Overview

Total revenues did not change from $0 for the three months ended June 30, 2012 from $0 for the three months ended June 30, 2011.

Total operating expenses decreased to $1,071,522 for the three months ended June 30, 2012 from $4,483,625 for the three months ended June 30, 2011. This decrease was primarily attributable to the $3,833,722 write-off of Goodwill for the three months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company had cash of $9,373 and working capital of $1,255,366. Net loss was $1,098,537 for the three months ended June 30, 2012. The Company generated a negative cash flow from operations of $179,569 for three months ended June 30, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s increase in accrued salaries and consulting fees.  During the three months ended June 30, 2012, the Company invested $2,104 in property, plant and equipment. During the quarter ended June 30, 2012, the Company raised $155,100 from a private placement it made by selling shares of its common stock.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained income of $0 and losses of $1,098,537 for the three months ended June 30, 2012 compared to income of $0 and losses of $4,492,250 for the three months ended June 30, 2011.  The Company had an accumulated deficit of $19,317,675 at June 30, 2012.  The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the quarter ending June 30, 2012 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this ongoing evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of June 30, 2012 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

PART II- OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None.

ITEM 1A.      RISK FACTORS

As the Company is a “smaller reporting company,” this item is inapplicable.  Nonetheless, there are no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K for the year ending March 31, 2012.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012, the Company issued 775,500 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $155,100.  During the quarter ended June 30, 2012, the Company issued 3,014,615 shares of restricted common stock to various consultants for services, pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.  The monies raised through the above-referenced private placement were used for general operating expenses.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

Not applicable.

ITEM 5.         OTHER INFORMATION

None.

ITEM 6.          EXHIBITS
Number	Description

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

VRDT CORPORATION

Date: August 13, 2012	By:	/s/ Graham Norton-Standen
Graham Norton-Standen
Executive Chairman

Date: August 13, 2012	By:	/s/ Dennis Hogan
Dennis Hogan
Chief Financial Officer