Form 10-Q/A
period 2012-06-30
VRDT Corp
filed 2012-09-06
CIK 1399480

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

Explanatory Note

The purpose of the Form 10-Q/A to VRDT Corporation’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 13, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

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

* = previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

VRDT CORPORATION

Date: September 6, 2012	By:	/s/ Graham Norton-Standen
Graham Norton-Standen
Executive Chairman

Date: September 6, 2012	By:	/s/ Dennis Hogan
Dennis Hogan
Chief Financial Officer