Form 10-K/A
period 2012-03-31
VRDT Corp
filed 2012-11-08
CIK 1399480

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ending March 31, 2012, originally filed on June 29, 2012 (the “Original Filing”) by VRDT Corporation, a Delaware corporation (“VRDT,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information requested by the Commission.

Except as set forth in this Amendment, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, and it does not modify or update in any way the disclosures contained in the Original Filing, which speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other SEC filings subsequent to the filing of the Original Filing.

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

PART I

Item 1.  Business.

Business
The predecessor to VRDT was incorporated on August 1, 2008 in Delaware as Winwheel Bullion, Inc. On November 16, 2008, Winwheel Bullion, Inc.,  merged with Diversified Global Holdings, Inc., a Nevada corporation.  On May 11, 2011, the resulting company acquired Verdant Industries, Inc., a Delaware corporation, and the management of the acquired entity assumed control of the surviving company, VRDT.  On May 19, 2011, we amended our Certificate of Incorporation to reflect a name change to “Verdant Automotive Corporation,” and on January 19, 2012, we amended our Certificate of Incorporation to reflect a name change to “VRDT Corporation.”

Based on the information provided to the current management by the prior management, representations made in the merger agreement between Verdant Industries, Inc., and Winwheel Bullion, Inc., and the public filings made by Winwheel Bullion, Inc., prior to the merger between it and Verdant Industries, Inc., we believe that the Company was previously a “shell company” as defined in Rule 12b-2 of the Exchange Act.  Furthermore, Verdant Inudstries, Inc., was also a “shell company” as the time of the merger.

VRDT

VRDT is an acquisition, investment and partnership platform formed for the purpose of aggregating leading technology companies with solid management teams and integrating the businesses and systems of those companies to maximize value.  VRDT can deliver state of the art and customized energy solutions and profitable distributed grid management through its unique energy technology aggregation model, which is designed to create synergies by developing and integrating existing products and solutions, while at the same time creating new revenue streams to market by integrating different but related segments of VRDT companies or technologies or between such companies and technologies and third-party technologies.  Our areas of concentration include energy storage, infrastructure, energy generation, automotive, charging and other energy-related industries.

We also intend to integrate consumer participation by developing relationships within the motorsports industry and with prominent universities. These relationships will give us access to advanced development laboratories and testing facilities that are helping develop the latest innovations.  We recognize that fostering relationship building with local communities and government agencies is required for broad acceptance and implementation of our products and services, which also ensures that we are always on the cutting edge of intellectual property and technological advances.  Our approach to integrated electric vehicle (“EV”) systems development incorporates consumer influence and participation in the creation of the pathway to the next generation energy model.  This leads to higher awareness, interest, and demand in a significantly shorter timeframe.

To date, we have formed several strategic relationships with major industry leaders, including the following:

•	WindStrip, LLC;
•	Harbin Coslight Power Co., Ltd;
•	Delta Motorsport Limited;
•	Facility Shield International, Inc.; and
•	Talesun Solar USA, Ltd.

We are continuously seeking to implement other substantive relationships with potential development, commercial and other partners.

In August, 2012, we entered into a securities purchase agreement with and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), which formalized a stock subscription commitment from GEM to provide up to thirty million dollars in financing to VRDT, structured in the form of a common stock subscription facility.  We intend to draw on the GEM financing commitment to fund both our acquisition and technology development initiatives.

Industry Overview

Currently, many economies around the world are experiencing difficult times. Although there are a multitude of factors contributing to the global recession, oil dependency is a major one. When worldwide demand for oil increases, prices are driven to record highs. Other significant factors have also forced many major automotive manufacturers to re-think their products and streamline their operations in order to remain solvent. Many established brands have therefore been left dormant and inactive. Heightened environmental awareness and climate change research, among other factors, have created an unprecedented interest and demand for new, more efficient and sustainable, energy solutions. The growing excitement and interest that has been building around EVs has created a viable entry point to break through the traditional barriers in the automotive space.

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

The Verdant Strategy

Through acquisitions, partnerships and investment, Verdant intends to bring manufacturing, energy and infrastructure solution providers under one umbrella where their unique intellectual property, manufacturing and revenue generating capabilities can be synchronized to create a robust, flexible and diverse response to energy demand. But, that is only the beginning. We also believe that our model will allow us to develop and introduce new more efficient, cleaner and higher quality battery technologies to market cheaper than our competitors.

Verdant has also structured itself to provide utility companies with a multitude of viable and sustainable solutions to the high cost of energy storage and its implementation. Our model allows the utility companies to maintain control of energy flow from source to consumer while greatly reducing (in some cases possibly removing) the cost of energy storage on the grid. Over time, we can expand energy capability and availability by harnessing the currently existing infrastructure. The growth is almost directly linked to demand meaning development is quickly rewarded with revenue. Excessive power generation that would have simply been grounded under historical models is now harnessed and utilized with increased efficiency.

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

Our available technologies offer greatly reduced charging times and fast charge options (times are dependent on voltage and current available). Charging stations are beginning to dot the societal landscape with such a frequency that they are now easy to find and use while participating in normal day-to-day activities.

Verdant offers key solutions to grid management through:
•	Dependable and manageable energy storage;
•	Reduced costs for energy storage;
•	Electrification of transportation;
•	Frequency regulation;
•	Peak power mitigation
•	Charging infrastructure development and distribution;
•	Integration of solar, wind and other energy generation technology;
•	Consumer energy cost reduction;
•	Electric vehicle purchase cost reduction; and
•	Risk mitigation.

Due to the extensive availability of 3-phase power in North America and Europe, with small modifications, the current infrastructure in those locations is already capable of delivering ample electricity. Since electricity can be generated from countless sources and captured by our licensed, acquired or developed technologies for storage, efficient energy distribution and usage can be made available.

Research and Development

During the last 2 fiscal years, we have not spent any funds on research and development, primarily because the current management team only assumed responsibility for the Company in May, 2011.  Since then, management has been focused on the Company’s acquisition and partnership platform as a means to generate revenue and outsource its research and development needs.  In the future, the Company expects to dedicate a considerable percentage of its overall revenue in research and development of its own products and the products of its acquired subsidiaries.

Verdant Technology

In order to bring about our intended shift in energy consumption, we must develop new technologies, make use of existing technologies and successfully implement both. Our team is highly capable of doing so.

Energy technology is a hot topic these days. There are a lot of technologies entering the market through innovation and adaptation. Verdant is steadfast in monitoring the newest and brightest technologies and continues to work to partner with or acquire the technologies that give us the best advantage in the global marketplace. In addition to our own resources, we seek to utilize relationships with prominent universities to assist us with technology research and to collaborate with them to create new intellectual property.

As part of our technology strategy, Verdant will team with sponsors and universities to create motorsports teams in the electric vehicle space and to develop cutting edge technologies leading to substantive discoveries applicable to real world applications. Nearly every aspect of our diverse portfolio will be tested and enhanced in the competitive motorsport field.

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
Government Approvals, Regulation and Environmental Concerns
Given our current state of business, we do not expect to need any government approvals nor be subjected to any extraordinary  government regulations in the foreseeable future.  However, we have significant operational plans in Asia and Europe that are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. In addition, we expect to sell a significant portion of our products to customers located outside the United States.  As such, we will become subject to certain domestic and foreign export/import laws and regulations.

Should we manufacture a battery cell, we would also be subject to various local and federal environmental laws and regulations requiring permits.  We do not anticipate that we will undertake to manufacture battery cells in the foreseeable future, but believe we could and would obtain any and all necessary environmental permits to do so.

Intellectual Property

Our policy is to protect our intellectual property by licensing or obtaining U.S. and foreign patents, where applicable, to protect technology, inventions and improvements important to the development of our business.  We currently own no trademarks, patents or copyrights on any materials.  We do require our employees, consultants and contractors to execute confidentiality agreements with respect to our proprietary information.

Employees

VRDT has a total of eighteen (18) employees inclusive of executive officers. A description of the officers, directors and key employees of both companies are set forth below.

Legal Proceedings

Neither VRDT nor 24Tech is currently party to any material legal proceedings. From time to time, we may be involved in various legal proceedings in the ordinary course of business. We do not believe that any settlement or judgment regarding current or potential future legal proceedings will have a material effect on our financial position.

Implications of Being an Emerging Growth Company

We had less than $1.0 billion in revenue during our last fiscal year, which means that we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:
•
the ability to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in the registration statement of their initial public offering;

•	exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting;
•	exemption from new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies; and
•
exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to our auditor’s report in which the auditor would be required to provide additional information about the audit and our financial statements.

We may take advantage of these provisions until the end of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common units held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period.

We may choose to take advantage of some, but not all, of these reduced burdens. For as long as we take advantage of the reduced reporting obligations, the information that we provide shareholders may be different than information provided by other public companies.

We are choosing to “opt out” of the extended transition period relating to the exemption from new or revised financial accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Item 1A. Risk Factors.

RISKS RELATED TO OUR COMPANY

Risks Related to VRDT

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

Risks Related to VRDT’s Business

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

We have been in existence since 2001, but the current management team has been in place only since May, 2011.  Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed.

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

Many factors outside of our control may affect our ability to develop and market products that improve upon existing energy storage technology and gain market acceptance.

As part of our business, we intend to develop and sell energy storage systems. The market for advanced rechargeable energy storage systems is at a relatively early stage of development, and the extent to which our products will be able to meet our customers' requirements and achieve significant market acceptance is uncertain. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete if we fail to continue to improve the performance of our systems. Other companies that are seeking to enhance traditional energy storage technologies have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various energy storage systems. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our products could be developed and successfully introduced, and as a result, our products may not compete effectively in our target markets. If our products are not adopted by our customers, or if our products do not meet industry requirements for power and energy storage capacity in an efficient and safe design, our products will not gain market acceptance.

In addition, the market for our products depends upon third parties creating or expanding markets for their end-user products that utilize our energy storage systems. If such end-user products are not developed, if we are unable to have our products designed into these end-user products, if the cost of these end-user products is too high, or the market for such end-user products contracts or fails to develop, the market for our products would be expected similarly to contract or collapse. Potential users of our products operate in extremely competitive industries, and competition to supply their needs focuses on delivering sufficient power and capacity in a cost, size and weight efficient package. Their willingness to adopt new energy storage technologies will depend on many factors outside of our control.

Many other factors outside of our control may also affect the demand for products and the viability of widespread adoption of advanced energy storage applications, including: performance and reliability of battery power products compared to conventional and other non-battery energy sources and products; success of alternative battery chemistries, and the success of other alternative energy technologies; end-users' perceptions of advanced batteries as relatively safe and reliable energy storage solutions, which could change over time if alternative battery chemistries prove unsafe or become the subject of significant product liability claims and negative publicity is generated on the battery industry as a whole; cost-effectiveness of our products compared to products powered by conventional energy sources and alternative battery chemistries; availability of government subsidies and incentives to support the development of the battery power industry; fluctuations in economic and market conditions that affect the cost of energy stored by batteries, such as increases or decreases in the prices of electricity; continued investment by the federal government and consumers in the development of battery powered applications; heightened awareness of environmental issues and concern about global warming and climate change; and regulation of energy industries.

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

If our products fail to perform as expected or have technical issues, we could lose future business and our ability to develop, market and sell our batteries and battery systems could be harmed.

When developed, our products will be complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes. Despite testing, defects and errors may occur as well as manufacturing or design defects, and errors or performance problems. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which may adversely affect our business and our operating results.

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

Risks Related to VRDT’s Intellectual Property

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

Risks Related to Ownership of VRDT Common Stock

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

However, by way of the underlying Agreement as reported in Form 8-K, dated August 31, 2012, the Company has effectively “cured” our status as a “shell” company.

Our Common Stock is subject to “penny stock” regulations that may affect the liquidity of our Common Stock.

Our Common Stock is subject to the rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, for which current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:
•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions, definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:
•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock;
•	the liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our Common Stock if it is subject to the penny stock rules.

Your stock ownership will be diluted by our issuance of additional securities, including in connection with subsequent rounds of financing.

We will need further financing for the continued growth of our business to achieve our planned growth. No assurance can be given as to the availability of additional financing or, if available, the terms upon which it may be obtained. Raising additional financing may result in our issuing additional securities, which could result in the dilution of your ownership percentage of us. We may also decide to issue shares in exchange for the acquisition of other companies in order to expand business operations. The issuance of any such shares will have the effect of further diluting your ownership percentage.

We may be unable to achieve or sustain profitability or raise sufficient additional capital, which could result in a decline in our stock price.

Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our Common Stock will likely decline. We are a company with no revenue and no commercialized products. We will experience significant losses from operations for the foreseeable future. Moreover, you should anticipate that operating and capital expenditures will increase significantly in future years due to continued development expenses, regulatory expenses and the expenses of commencing manufacturing and marketing of our devices.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described under “Summary—Implications of Being an Emerging Growth Company.” We cannot predict if investors will find our stock less attractive because we may rely on these exemptions. If some investors find our stock less attractive as a result, there may be a less active trading market for our stock and our unit price may be more volatile.

In addition, under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of the our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an emerging growth company. For as long as we take advantage of the reduced reporting obligations, the information that we provide stockholders may be different than information provided by other public companies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8. Financial Statements and Supplementary Data.

Financial Statements:

Consolidated Balance Sheets	F-3
Consolidated Statements of Operations
Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

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

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Statement of Stockholder's Equity
For the Period August 19, 1999 (Inception) to March 31, 2012

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception, August 19, 1999	0	$0	$0	$0	$0
Issuance of common stock	2,000	2	18		20
Net loss				(84,021)	(84,021)

Balance at December 31, 1999	2,000	2	18	(84,021)	(84,001)
Net loss				(230,879)	(230,879)

Balance at December 31, 2000	2,000	2	18	(314,900)	(314,880)
Net loss				(494,816)	(494,816)

Balance at December 31, 2001	2,000	2	18	(809,716)	(809,696)
Net loss				(384,590)	(384,590)

Balance at December 31, 2002	2,000	2	18	(1,194,306)	(1,194,286)
Reclassification of debt to equity	4,300	4	1,581,979	0	1,581,983
Net loss				(736,364)	(736,364)

Balance at December 31, 2003	6,300	6	1,581,997	(1,930,670)	(348,667)
Net loss				(205,994)	(205,994)

Balance at December 31, 2004	6,300	6	1,581,997	(2,136,664)	(554,661)
Net loss				(1,592,469)	(1,592,469)

Balance at December 31, 2005	6,300	6	1,581,997	(3,729,133)	(2,147,130)
Net loss				(1,376,529)	(1,376,529)

Balance at March 31, 2006	6,300	6	1,581,997	(5,105,662)	(3,523,659)
Shares issued for services	88,285	88	123,511		123,599
Expenses paid by related party			515,000		515,000
Stock issued as dividend	2,636,564	2,637	(2,637)		0
Conversion of SKRM Interactive payable to equity			4,382,718		4,382,718
Net loss				(1,810,502)	(1,810,502)

Balance at March 31, 2007	2,731,149	2,731	6,600,589	(6,916,164)	(312,844)
Stock issued for debt	669,577	670	1,673,250		1,673,920
Net loss				(1,596,320)	(1,596,320)

Balance at March 31, 2008	3,400,726	3,401	8,273,839	(8,512,484)	(235,244)
Net loss				(6,954)	(6,954)

Balance at March 31, 2009	3,400,726	$3,401	$8,273,839	$(8,519,438)	$(242,198)

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Statement of Stockholder's Equity - continued
For the Period August, 1999 (Inception) to March 31, 2012

				Deficit Accumulated During the
	Common Stock		Additional Paid-in	Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Conversion of Martin debt	300,000	$300	$60,700		$61,000
Net loss				(73,636)	(73,636)

Balance at March 31, 2010	3,700,726	3,701	8,334,539	(8,593,074)	(254,834)
Stock-based compensation - Non-Emp			79,500		79,500
Net loss				(115,118)	(115,118)

Balance at March 31, 2011	3,700,726	3,701	8,414,039	(8,708,192)	(290,452)

Issuance of common stock - Change in Control	30,000,000	30,000	2,970,000	0	3,000,000

Treasury Stock - Redemtion and cancellation	(1,700,000)	(1,700)	(848,300)		(850,000)
Issuance of common stock - Purchased for Cash	16,020,500	16,021	2,272,780	0	2,288,800
Shares issued for services	14,015,500	14,016	1,442,405	0	1,456,420
Restricted Stock - Employees & Directors	53,650,000	53,650	5,311,350	0	5,365,000
Exercised warrants	259,614	260	0	0	260
Conversion of debt to equity	5,000,000	5,000	45,000	0	50,000
Net (Loss) / Income	0	0	0	(9,510,946)	(9,510,946)

Balance at March 31, 2012	120,946,340	$120,947	$19,607,273	$(18,219,138)	$1,509,082

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

NOTE 12.         PREPAID EXPENSES

The Company issued certain restricted to various officers and key persons to assist with a registration statement.   The value of the stock issued has been recorded as a prepaid expense until such time as the shares have been earned.  The items identified as prepaid expenses are current as Registrant anticipates filing an S-8 registration statement immediately upon the effectiveness of a S-1 registration statement registering many of the outstanding shares of currently restricted common stock.  Registrant anticipates that any S-1 registration statement will be effective within four (4) months of the filing date thereof. Registrant anticipates that it should shortly be in a position to file “Form 10-type” information to effectively cure its status as a “shell” company, at which time the Company   shall proceed to file its anticipated S-1 registration statement.  Upon the effectiveness of the S-1 registration statement, the Company shall file an S-8 registration statement registering the amount of shares identified herein as prepaid expenses according to the vesting schedules of the restricted stock agreements pursuant to which the restricted common stock identified as prepaid expenses have been issued.  The Registrant therefore expects that the prepaid expenses shall vest within one (1) year of the date hereof and are therefore properly categorized as current prepaid expenses. The value of the restricted stock recorded as prepaid expense is $5,365,000.

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

Drake & Klein CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VRDT Corporation:

We have audited the accompanying balance sheets of VRDT Corporation as of March 31, 2012 and 2011, and the related statements of income, stockholders’ deficiency, and cash flows for the years then ended and the period from August 19, 1999 (Inception) through March 31, 2012. The management of VRDT Corporation is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VRDT Corporation as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and the period from August 19, 1999 (Inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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
Clearwater, Florida
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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors of VRDT

Executive Officers

Graham Norton-Standen; Age 55; Executive Chairman; Chairman of the Board

Prior Business Experience:

Employer	Dates	Position
Cortis Capital LLP	2006 – Present	Managing Partner
VSL Group	2006 – July 2012	Chairman
Applied Intelligence Resource	2003 – Present	Managing Partner
Unisys Corporation	2008 – 2009	Advisor to the Management Board
Cable & Wireless	2007 - 2008	Advisor to the Management Board

Daniel J Elliott, Age 41, Chief Production Officer; Director

Prior Business Experience:

Employer	Dates	Position
Kimridge Consulting	01/2009 – 01/2011	Partner
Microvast, Inc.	03/2010 – 08/2010	Chief Executive Officer
Phoenix MC, Inc.	11/2006 – 12/2009	Chairman; Chief Executive Officer

Steve Aust; Age 54; President; Director

Prior Business Experience:

Employer	Dates	Position
Self-Employed	2007-Present	Business Development Consultant

Dennis Hogan, Age 59, Chief Financial Officer; Director

Prior Business Experience:

Employer	Dates	Position
Phoenix Motorcars	2/2007-2/2011	Chief Financial Officer
Greenhouse Capital	1/2007-Present	Consultant

David Edgar, Age 39, Chief Technology and Operating Officer; Director

Prior Business Experience:

Employer	Dates	Position
Microvast, Inc.	3/2010-01/2011	General Manager
Phoenix Motorcars	12/2007-3/2010	Director
Rapiscan Systems	12/2006-1/2008	Program Manager

Larry Pendleton, Age 56, Chief Information Officer

Prior Business Experience:

Employer	Dates	Position
24Tech Corporation	9/2007- Present	VP/Director

Bryon Bliss; Age 33; Secretary, Chief of Staff

Prior Business Experience:

Employer	Dates	Position
Phoenix Motorcars	11/2006 to 06/2011	VP, Sales & Marketing

Dan Malstrom, Age 41, Chief Marketing Officer

Prior Business Experience:

Employer	Dates	Position
Malstrom Consulting	2004-Present	Principal
Microvast, Inc.	4/2010-1/2011	Senior VP, Business Development

Non-Employee Directors

AC Green; Age 49; Director

Prior Business Experience

Employer	Dates	Position
A.C. Green Youth Foundation	1989- Present	Principal and Founder
National Basketball Association	2004-Present	Global Ambassador
Going Green with AC Green	2009-Present	Principal and founder

Donald A. Driftmier, CPA, Age 66, Director, Chairman-Audit Committee

Prior Business Experience:

Employer	Dates	Position
Noble House Entertainment Pictures, Inc.	11/2007 – Present	Chief Financial Officer

Other Boards:

Casa Colina Centers for Rehabilitation	1984-Present	Chairman-Audit Committee, Finance
Committee, Centers Operating Committee
California Board of Accountancy	2004 – Present	Board Member; President (2008)

Item 11. Executive Compensation.

Non-Employee Director Compensation

The following table shows, for the year ended March 31, 2012, certain information with respect to the compensation of all of our non-employee directors.

Director	Accrued Fees	Stock Compensation	Total Compensation
Don Driftmier	$60,000	$200,000	$260,000
AC Green	$90,000	$250,000	$340,000
Graham Norton-Standen1	$90,000	$550,000	$640,000
	$240,000	$1,000,000	$1,240,000

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

Our executive compensation program is intended to balance short-term and long-term goals with a combination of cash payments and equity awards that we believe to be appropriate for motivating our executive officers.  Our executive compensation program is designed to:

•           align the interests of our executive officers with stockholders by motivating executive officers to increase stockholder value and reward executive officers when stockholder value increases;
•           attract and retain talented and experienced executives that strategically address our short-term and long-term needs;
•           reward executives whose knowledge, skills and performance are critical to our success;
•           ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;
•           foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and our stockholders; and
•           compensate our executives in a manner that motivates them to manage our business to meet our long-term objectives and create stockholder value.

1 Graham Norton-Standen was initially not an executive officer, but only the chairman of the board.  He was subsequently elected as the Chief Executive Officer.  Hence, he is included as a non-employee director for the period of time that he served only as the chairman of the board, prior to his election as the Chief Executive Officer.

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

2011 Compensation Actions for Our Named Executive Officers (through March 31, 2012)

Name	Position	Salary($/month)2	Stock Awards (Fair Value in $)3
Graham Norton-Standen	Executive Chairman	26,000	400,000
Daniel J, Elliott	Chief Production Officer	26,000	400,000
Steve Aust	President	26,000	400,000
Dennis Hogan	Chief Financial Officer	22,000	200,000
David Edgar	Chief Technical Officer	20,000	200,000

2 The respective base salary in the amounts for each executive officer has accrued as unpaid executive compensation owed by the Company until paid, until such time as the Company determines that it has sufficient capital to begin distributing said salaries.

3The stock awards identified herein refer to shares of stock granted to officers, directors, employees, and consultants on August 8, 2011, pursuant to a written Restricted Stock Agreement (“RSA”) between the Company and each individual recipient and described more fully below (See- “Grants of Plan-Based Awards in Fiscal 2011”).  Fair Value for the shares issued pursuant to RSAs has been computed in accordance with FASB ASC Topic 718 and identified as pre-paid expenses in the Company’s financial reports.

No executive officer received any bonus pay, option awards, non-equity incentive plan compensation, non-qualified deferred compensation earnings, or other compensation not identified in the above chart.  Additionally, each executive officer has served in that capacity for only 1 year.  Thus, there is no data available for fiscal year 2010 with respect to each.

Accounting and Tax Considerations

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

Grants of Plan-Based Awards in Fiscal 2011

In August, 2011, the Company and several of its employees and consultants (the “Recipients”) entered into the RSAs on an individual basis.  Pursuant to the terms of the RSAs, and each of them, the Recipients each received a block grant of restricted stock (“Restricted Securities”), which shall vest and become non-forfeitable as set forth below:

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

Until the vesting of the restricted stock granted by way of the RSAs, the Company retains the ability to repurchase the restricted stock from the Recipient at par value ($0.001) per share.  As of the date of this Report, none of the restricted stock granted in the RSAs has vested.

Outstanding Equity Awards at Fiscal Year-End

As the Restricted Securities granted by way of the respective RSAs have not vested as of the Company’s fiscal year end, each of those shares remains an outstanding equity award.  There are, however, no outstanding option awards or equity incentive plan awards for any person or entity.  The following chart illustrates the outstanding unvested stock awards for the executive officers identified in this Report:

Name	Number of Unvested Shares	Market Value of Unvested Shares ($)4
Graham Norton-Standen	4,000,000	2,040,000
Daniel J, Elliott	4,000,000	2,040,000
Steve Aust	4,000,000	2,040,000
Dennis Hogan	2,000,000	1,020,000
David Edgar	2,000,000	1,020,000

4 The closing market price of the Company’s common stock as of March 30, 2012, was $0.51 per share, which serves as the basis for the market value of the unvested shares identified herein.

Equity Benefit Plan
2012 Stock Compensation Program
Our board of directors has instructed counsel to prepare a employee stock compensation program and intends to consider the draft presented to it at a its next meeting, subject to stockholder approval.  The Stock Compensation Program will become effective as of the date of the effectiveness of stockholder approval.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Principal Stockholders
The following table sets forth information about the beneficial ownership of our common stock as of June 26, 2012 for:

•           each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock;
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

Name	Shares Beneficially Owned	Percentage of Class Beneficially Owned
Graham Norton-Standen	9,500,000	7.62
Daniel J. Elliott	8,817,500	7.08
Steve Aust	8,817,500	7.08
Dennis Hogan	6,700,000	5.38
David Edgar	6,700,000	5.38
Raymond Chin	6,700,000	5.38
AC Green	4,500,000	3.61
Bryon Bliss	4,500,000	3.61
Dan Malstrom	4,500,000	3.61
Don Driftmier	1,250,000	1.00
Larry Pendleton	1,100,000	0.88

Total Shares Owned By Executive Officers and Directors as a Group: 63,085,000
Total Percent of Class Owned By Executive Officers and Directors as a Group: 50.62%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Below we describe transactions and series of similar transactions, from May 11, 2011 to March 31, 2012, to which we have been a party or will be a party, in which:

•           the amounts involved exceeded or will exceed $120,000; and
•           a director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.

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

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our accounting and financial reporting processes, our internal control over financial reporting processes and audits of financial statements and to oversee the performance and independence of our independent registered public accounting firm.  Specific responsibilities of our audit committee include:

•	evaluating the performance of our independent registered public accounting firm and determining whether to retain or terminate their services;
•	determining and pre-approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services;
•	monitoring the rotation of the partners of the independent registered public accounting firm;
•
reviewing and discussing with management and our independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm’s review of our annual and quarterly financial statements and reports;

•	reviewing with management and our independent registered public accounting firm significant issues that arise regarding accounting principles and financial statement presentation;
•	conferring with management and our independent registered public accounting firm regarding the scope, adequacy and effectiveness of our internal control over financial reporting; and
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting control or auditing matters.

Compensation Committee

The members of our compensation committee are Daniel Elliott, Don Driftmier and AC Green.  The purpose of our compensation committee is to discharge the responsibilities of our board of directors to oversee our executive compensation and benefits policies and to review and determine the compensation to be paid to our executive officers, as well as to prepare and review the compensation committee report included in our annual proxy statement in accordance with applicable rules and regulations of the SEC.  Specific responsibilities of our compensation committee include:

•	determining the compensation and other terms of employment of our executive officers and reviewing and approving corporate performance goals and objectives relevant to such compensation;
•	reviewing and evaluating our executive compensation and benefits policies;
•	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers; and
•	evaluating the efficacy of our compensation policy and strategy in achieving expected benefits to us and otherwise furthering the compensation committee’s policies.

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
•           unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and
•           any transaction from which the director derived an improper personal benefit.

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

/s/ Graham Norton-Standen	June 29, 2012
Graham Norton-Standen, Chief Executive Officer	Date

/s/ Dennis Hogan	June 29, 2012
Dennis Hogan, Chief Financial Officer	Date

/s/ Don Driftmier	November 8, 2012
Don Driftmier, Director	Date

/s/ Steve Aust	November 8, 2012
Steve Aust, Director and President	Date