Form 10-Q
period 2012-09-30
VRDT Corp
filed 2012-11-19
CIK 1399480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOR ENDED SEPTEMBER 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITIION PERIOD FROM TO

Commission File number: 000-52677

VRDT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	45-2405975
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, California  91739
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes []   No [ x ]

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

As of November 19, 2012 the Company has 126,610,141 shares of Class A Common Stock outstanding and no other classes of common stock.

TABLE OF CONTENTS

VRDT CORPORATION
(A DEVELOPMENT STAGE COMPANY)

PART I

ITEM 1.        FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

VRDT Corporation
(A Development Stage Company)
Balance Sheet

	September 30, 2012	March 31, 2012
		(Audited)
ASSETS

CURRENT ASSETS:

Cash	$7,317	$36,447
Accounts Receivable	20,710	0
Inventory	28,399	0
Prepaid expenses	7,477,572	5,403,921
Note Receivable	220,773	215,383

Total Current Assets	7,754,771	5,655,751

PROPERTY AND EQUIPMENT, NET	21,656	48,144

OTHER ASSETS

Deposits	6,270	6,270
Long Term Warrant Expense	5,204,863	0
Intangibles	194,944	0

Total Other Assets	5,406,077	6,270

TOTAL ASSETS	$13,182,504	$5,710,165

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,422,823	$3,142,645
Accounts payable and accrued expenses - Related party	0	20,679
Deposits from stockholders	10,000	0
Notes Payable	95,000	95,000
Notes Payable - Related parties	463,552	942,759

Total Current Liabilities	2,991,375	4,201,083

LONG TERM LIABILITIES:

Notes Payable - Related parties	555,458	0

Total Current Liabilities	555,458	0

STOCKHOLERS' EQUITY / (DEFICIT)

Common Stock, .001 par value: 989,999,995 shares authorized: 126,610,141 and 120,946,840 shares issued and outstanding as of September 30, 2012, and March 31, 2012, respectively	126,610	120,947
Additional paid-in capital	27,059,483	19,607,273
Deficit accumulated during the development stage	(17,550,422)	(18,219,138)

Total Stockholders' Equity / (Deficit)	9,635,671	1,509,082

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$13,182,504	$5,710,165

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Consolidated Statement of Operations

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Sales	22,585	0	22,585	0
Cost of sales	(7,134)	0	(7,134)	0

Gross profit	15,451	0	15,451	0

Operating Expenses

Depreciation and amortization	7,628	788	9,509	838
General and administrative expenses	(2,013,513)	1,619,659	(943,872)	2,269,512
Impairment of goodwill	0	0	0	3,833,722

Total operating expenses	(2,005,885)	1,620,447	(934,363)	6,104,072

Income / (Loss) from Operations	2,021,336	(1,620,447)	949,814	(6,104,072)

Other Income / (Expense)

Interest Income	2,710	0	5,390	0
Interest (expense)	(230,064)	(4,195)	(238,070)	(8,549)
Interest (expense) - Related parties	(26,729)	(2,474)	(48,418)	(6,745)

Total Other Income / (Expense)	(254,083)	(6,669)	(281,098)	(15,294)

Income / (Loss) before Income Taxes	1,767,253	(1,627,116)	668,716	(6,119,366)

Provisions for Income Taxes	0	0	0	0

Net Income / (Loss)	1,767,253	(1,627,116)	668,716	(6,119,366)

Net Income / (Loss) Per Share:
Basic and Diluted	0.01	(0.02)	0.01	(0.12)

Weighted Average Shares Outstanding
Basic and Diluted	125,915,267	73,112,717	125,402,097	49,186,046

See the accompanying notes to the financial statements

VRDT Corporation
Statement of Stockholder's Equity
For the Period August 19, 1999 (Inception) to September 30, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at inception, August 19, 1999	0	$0	$0	$0	$0
Issuance of common stock	2,000	2	18		20
Net loss				(84,021)	(84,021)

Balance at December 31, 1999	2,000	2	18	(84,021)	(84,001)
Net loss				(230,879)	(230,879)

Balance at December 31, 2000	2,000	2	18	(314,900)	(314,880)
Net loss				(494,816)	(494,816)

Balance at December 31, 2001	2,000	2	18	(809,716)	(809,696)
Net loss				(384,590)	(384,590)

Balance at December 31, 2002	2,000	2	18	(1,194,306)	(1,194,286)
Reclassification of debt to equity	4,300	4	1,581,979	0	1,581,983
Net loss				(736,364)	(736,364)

Balance at December 31, 2003	6,300	6	1,581,997	(1,930,670)	(348,667)
Net loss				(205,994)	(205,994)

Balance at December 31, 2004	6,300	6	1,581,997	(2,136,664)	(554,661)
Net loss				(1,592,469)	(1,592,469)

Balance at December 31, 2005	6,300	6	1,581,997	(3,729,133)	(2,147,130)
Net loss				(1,376,529)	(1,376,529)

Balance at March 31, 2006	6,300	6	1,581,997	(5,105,662)	(3,523,659)
Shares issued for services	88,285	88	123,511		123,599
Expenses paid by related party			515,000		515,000
Stock issued as dividend	2,636,564	2,637	(2,637)		0
Conversion of SKRM Interactive payable to equity			4,382,718		4,382,718
Net loss				(1,810,502)	(1,810,502)

Balance at March 31, 2007	2,731,149	2,731	6,600,589	(6,916,164)	(312,844)
Stock issued for debt	669,577	670	1,673,250		1,673,920
Net loss				(1,596,320)	(1,596,320)

Balance at March 31, 2008	3,400,726	3,401	8,273,839	(8,512,484)	(235,244)
Net loss				(6,954)	(6,954)

Balance at March 31, 2009	3,400,726	3,401	8,273,839	(8,519,438)	(242,198)

Conversion of Martin debt	300,000	300	60,700		61,000
Net loss				(73,636)	(73,636)

Balance at March 31, 2010	3,700,726	3,701	8,334,539	(8,593,074)	(254,834)

See the accompanying notes to the financial statements

VRDT Corporation
Statement of Stockholder's Equity - continued
For the Period August 19, 1999 (Inception) to September 30, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Stock-based compensation - Non-Emp			79,500		79,500
Net loss				(115,118)	(115,118)

Balance at March 31, 2011	3,700,726	3,701	8,414,039	(8,708,192)	(290,452)

Treasury Stock - Redemption and cancellation	(1,700,000)	(1,700)	(848,300)		(850,000)
Issuance of common stock	46,021,000	46,021	5,242,780	0	5,288,800
Shares issued for services	14,015,500	14,016	1,442,405	0	1,456,420
Restricted Stock - Employees & Directors	53,650,000	53,650	5,311,350	0	5,365,000
Exercised warrants	259,614	260	0	0	260
Conversion of debt to equity	5,000,000	5,000	45,000	0	50,000
Net (Loss) / Income				(9,510,946)	(9,510,946)

Balance at March 31, 2012	120,946,840	120,947	19,607,273	(18,219,138)	1,509,082

Issuance of common stock
- 1st Quarter	910,115	910	154,190		155,100
- 2nd Quarter	553,186	553	43,454		44,007

Issuance of common stock	1,463,301	1,463	197,644	0	199,107

Shares issued for services
- 1st Quarter	2,880,000	2,880	285,120		288,000
- 2nd Quarter	20,000	20	4,529		4,549

Shares issued for services	2,900,000	2,900	289,649	0	292,549

Exercised warrants
- 1st Quarter					0
- 2nd Quarter	300,000	300	2,700		3,000

Exercised warrants	300,000	300	2,700	0	3,000

Investment in Subsidiary
- 1st Quarter					0
- 2nd Quarter	1,000,000	1,000	199,000		200,000
- 2nd Quarter -			(25,735)		(25,735)

Investment in Subsidiary	1,000,000	1,000	173,265	0	174,265

Issuance of GEM warrants			6,788,952		6,788,952

Net profit/(loss)
- 1st Quarter				(1,098,537)	(1,098,537)
- 2nd Quarter				1,767,253	1,767,253

Net (Loss) / Income				668,716	668,716

Balance at September 30, 2012	126,610,141	126,610	27,059,483	(17,550,422)	9,635,671

See the accompanying notes to the financial statements

VRDT Corporation
Consolidated Statement of Cash Flows

	Six Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATIONS:

Net Income / (Loss)	668,716	(6,119,365)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:

Depreciation & Amortization	9,509	838
Impairment of Goodwill	0	3,833,722
Interest expense - amortization of warrants	226,298	0
Issurance of warrants for services	3,000	0
Common stock issued for services	292,549	537,800
Assumption of liabilities over value of assets	(25,735)	(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in accounts receivable	(20,710)	0
Decrease / (Increase) in inventory	(28,399)	0
Decrease / (Increase) in prepaid expenses	(715,861)	(153,680)
Decrease / (Increase) in note receivable	(5,390)	0
(Decrease) / Increase in accounts payable and accrued expenses	(719,821)	1,617,767
(Decrease) / Increase in shareholder deposits	10,000	0
(Decrease) / Increase in interest payable to stockholder	(20,679)	6,745
(Decrease) / Increase in notes payable related party - current	76,251	0
Net cash provided / (used) by operating activities	(250,272)	(1,109,896)

CASH FLOWS FROM INVESTING:

Purchase of property plant and equip	22,535	(9,459)
Intangibles	(500)	0
Net cash used in investing activities	22,035	(9,459)

CASH FLOWS FROM FINANCING:

Net proceeds from notes payable - other	0	145,000
Proceeds from inssuance of common stock	199,107	1,033,050
Net cash from financing activities	199,107	1,178,050

Net Increase / (Decrease) in cash	(29,130)	58,695

CASH AT BEGINNING OF PERIOD	36,447	101

CASH AT END OF PERIOD	7,317	58,796

See the accompanying notes to the financial statements

VRDT Corporation
Consolidated Statement of Cash Flows - Continued

	Six Months Ended
	September 30,
	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:

Common stock issued for services	$292,549	$-
Common stock issued for investment in subsidiary	$200,000	$-
Warrants issued to acquire line of credit	$6,788,952	$-
Decrease in accrued salaries	$2,433,496	$-

See the accompanying notes to the financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1.                      BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of VRDT Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended September 30, 2012 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The Company has reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The consolidated financial statements include by full consolidation all domestic and foreign entities controlled by the Company (i.e., all subsidiaries).  The following list includes all entities controlled by the Company:

Verdant Industries, Inc., a Delaware corporation;
Verdant Ecosystem, Inc, a Delaware corporation;
Verdant (Hong Kong) Ltd.; a Hong Kong corporation; and
Verdant (China) Ltd., a People’s Republic of China corporation;
24Tech Corporation, Inc., a California corporation. (acquired September 1, 2012 – results included effective September 1, 2012)
All material intercompany transactions have been eliminated.

NOTE 2.                      REVENUE RECOGNITION

The Company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, which states that revenues are generally recognized when it is realized and earned.  Specifically, the Company recognizes revenue when services are performed and projects are completed and accepted by the customer.  Revenues are earned from the sale of electric vehicles and other related technologies and services, and the sale of computer hardware and software and other related technologies and services.

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met:

o	persuasive evidence of an arrangement exists,
o	the product has been shipped or the services have been rendered to the customer,
o	the sales price is fixed or determinable, and
o	collectability is reasonably assured.

Generally, services are provided to listed clients that have contracted with the Company.  Certain service calls billed on an hourly basis when the service call is completed and the client acknowledges the problem has been solved.  Sales and installation of equipment are billed when the equipment has been installed and accepted by the client.

NOTES TO FINANCIAL STATEMENTS

NOTE 3.                      RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4.                      RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 5.                      GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company realized profits of $668,716, for the six months ended September 30, 2012 and sustained losses of $9,510,946 for the year ended March 31, 2012. The Company had an accumulated deficit of $17,550,422 at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

NOTE 6.                      GOODWILL

Goodwill represents the excess of the cost of the amount paid over the acquired assets over the fair value of their net assets at the dates of acquisitions, plus the assumption of certain liabilities. Under ASC 350, Goodwill and Other Intangible Assets, the Company is required to annually assess the carrying value of goodwill to determine if impairment in value has occurred.

NOTES TO FINANCIAL STATEMENTS

The Company determined that its Goodwill was impaired and recorded an impairment charge of $3,833,722 for the three months ended June 30, 2011.

NOTE 7.                      INTANGIBLES

The Company acquired 24Tech on September 1, 2012, for 1,000,000 shares of VRDT stock valued at $200,000. This consideration was classified as Intangibles associated with 24Tech’s client list. This Intangible will be amortized over 36 months.

NOTES TO FINANCIAL STATEMENTS

NOTE 8.                      NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable consist of the following:

	September 30, 2012	March 31, 2012

Note payable, 14% interest, principal and interest due montly commencing January 1, 2014, and due April 15, 2017.	$17,153	$0

Note payable, 12% interest, principal and interest due monthly commencing January 1, 2013, and due June 1, 2014. (1)	$170,486	$142,759

Note payable, 12% interest, principal and interest due monthly commencing January 1, 2013, and due June 1, 2014. Interst payment due 8/31/2012 of 10% of funds raised between date of extension and 8/31/2012 up to $10,000.	831,370	800,000

	$1,019,009	$942,759

Current portion of notes payable	$463,552

Non current portion of notes payable	$555,457

(1)                 This note is convertible into 881,744 shares of common stock for its cancellation and the conversion price is based on the 10-day volume-weighted average price (“VWAP”) of the Company’s common stock or $0.16, whichever is less.  The accrued interest shall be converted at the same rate.

The Company failed to make the interest payment due August 31, 2012.

NOTES TO FINANCIAL STATEMENTS

NOTE 9.                      NOTES PAYABLE

The Company’s notes payable consists of the following:

	September 30, 2012	March 31, 2012

Notes payable, 15% interest, principle and interest due April 19, 2012	$45,000	$45,000

Note payable, 10% interest, principle and interest due March 18, 2012	50,000	50,000
	$95,000	$95,000

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

 The Company recognizes interest and penalties related to income taxes in income tax expense. The Company knew of no incurred penalties and interest for the three months ended September 30, 2012.

NOTES TO FINANCIAL STATEMENTS

NOTE 11.                    PREPAID EXPENSES

The Company issued certain restricted stock to various officers and key persons to assist with a registration statement.   The value of the stock issued has been recorded as a prepaid expense until such time as the shares have been earned.  The items identified as prepaid expenses are current as Registrant anticipates filing an S-8 registration statement immediately upon the effectiveness of a S-1 registration statement registering many of the outstanding shares of currently restricted common stock.  Registrant anticipates that any S-1 registration statement will be effective within four (4) months of the filing date thereof. Registrant anticipates that it should shortly be in a position to file “Form 10-type” information to effectively cure its status as a “shell” company, at which time the Company   shall proceed to file its anticipated S-1 registration statement.  Upon the effectiveness of the S-1 registration statement, the Company shall file an S-8 registration statement registering the amount of shares identified herein as prepaid expenses according to the vesting schedules of the restricted stock agreements pursuant to which the restricted common stock identified as prepaid expenses have been issued.  The Registrant therefore expects that the prepaid expenses shall vest within one (1) year of the date hereof and are therefore properly categorized as current prepaid expenses. The value of the restricted stock recorded as prepaid expense is $5,365,000.

During the three months ended September 30, 2012, the Company issued 12,000,000 warrants to GEM in consideration for a line of credit of up to $30 million. These warrants were valued at $6,788,952, using Black-Scholes option pricing model. These warrants will be expensed over the five year life of the warrants. The portion of the warrants to be expensed in the twelve month period, $1,357,790, was recorded as a prepaid expense. That portion of the warrant expense to be realized over periods after the next twelve months, $5,204,863, as of September 30, 2012, was recorded as Long TermWarrant Expense.

On October 1, 2012, the Board of Directors retroactively reduced the salaries of all employees to the California minimum for exempt employees, currently $16 per hour, to the employees’ date of hire. Advances made to employees were reclassified from a contra to Deferred Salaries to Employee Advances. Any advance which had been reported for tax purposes were written off. A repayment plan will be negotiated with each employee. Repayment can be made through a formal note with the Company, deductions from future salaries and bonuses, or through Company repurchase of employee stock. If the employee so elects, the Employee Advance will be written off and the employee will accept the tax consequences in the then-current tax year. The amount reclassified as Employee Advances was $698,782.

The balances of Prepaid Expenses for September 30, 2012and March 31, 2012 has been summarized below:

	Balance As Of
	September 30, 2012	March 31, 2012

Insurance	42,049	32,071
Employee Advances	698,782	0
Current Portion Warrant Expense	1,357,790	0
Deferred Employee Restricted Stock Grants	4,765,000	4,765,000
Deferred Directors' Fees	600,000	600,000
Other Prepaid Items	13,951	6,850

Total Prepaid Expense	7,477,572	5,403,921

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

During the three months ended September 30, 2012, the Company acquired 24Tech for 1,000,000 shares of VRDT stock, with acquisition value set at $200,000.

NOTE 13.                      SUBSEQUENT EVENTS

The Company has evaluated its activities, pursuant to ASC 855, and has determined that there are no additional reportable subsequent events.

NOTES TO FINANCIAL STATEMENTS

NOTE 14.                    STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 989,999,995 shares of common stock, of which 126,610,141 shares of Class A Common Stock have been issued and are outstanding as of November 15, 2012.   As of November 15, 2012, the Company has no other classes of common stock authorized, issued or outstanding.

Preferred Stock

The Company is authorized to issue up to ten million five (10,000,005) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001).  As of November 15, 2012, the Company has no series of preferred stock designated and no shares of preferred stock issued or outstanding.

Warrants

During the quarter ended September 30, 2012, the Company issued 12,000,000 new warrants to GEM.

On August 2, 2012, the Company granted 12,000,000 warrants to GEM in consideration for a credit line of up to $30 million. The warrants were valued at $0.566 per warrant or $6,788,952  using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.60
Expected Term (Years)	3
Expected Volatility	228%
Dividend Yield	0
Risk Free Interest Rate	0.31%
Strike Price	$0.85

The expected term equals three years of the five year contractual term for this non-employee grant. The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Granted	12,000,000
Exercised
Exchanged for Shares	0
Expired	0

Outstanding at September 30, 2012	12,000,000	$0.85	4.83	(3,000,000)

Exercisable at September 30, 2012	12,000,000	$0.85	4.83	(3,000,000)
Weighted Average Grant Date Fair Value		$0.566

NOTES TO FINANCIAL STATEMENTS

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

Prior to the acquisition of Verdant Industries, Inc., for the year ending March 31, 2011, the Company granted warrants to non-employee individuals and entities as follows:

On February 18, 2011, the Company granted 500,000 warrants to five non-employees. The warrants were valued at $0.159 per warrant or $79,500 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.16
Expected Term (Years)	5
Expected Volatility	252.35%
Dividend Yield	0
Risk Free Interest Rate	1.125%

The expected term equals the contractual terms for this non-employee grant. The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.

NOTES TO FINANCIAL STATEMENTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at March 31, 2010
Granted	500,000	$0.16
Exercised
Exchanged for Shares
Expired

Outstanding at March 31, 2011	500,000	$0.16	4.87	70,000

Granted	0
Exercised
Exchanged for Shares	(300,000)	$0.16
Expired	0

Outstanding at March 31, 2012	200,000	$0.16	3.87	28,000

Granted	0
Exercised
Exchanged for Shares	0
Expired	0

Outstanding at September 30, 2012	200,000	$0.16	3.42	26,000

Exercisable at September 30, 2012	200,000	$0.16	3.42	26,000
Weighted Average Grant Date Fair Value		$0.16

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

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011.

Overview

Total revenues changed to $22,585 for the three months ended September 30, 2012, from $0 for the three months ended September 30, 2011. The revenue for the three months ended September 30, 2012, were from computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Cost of goods increased to $7,134 for the three months ended September 30, 2012, from $0 for the three months ended September 30, 2011. The cost of goods sold for the three months ended September 30, 2012, were associated with computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Gross profit increased to $15,451 for the three months ended September 30, 2012, from $0 for the three months ended September 30, 2011. Gross margin increased to 68% for the three months ended September 30, 2012, from 0% for the three months ended September 30, 2011.

Total operating expenses decreased to $(2,005,885) for the three months ended September 30, 2012 from $1,620,447  for the three months ended September 30, 2011. This decrease was primarily attributable to a salary action taken by the Board of Directors during the three months ended September 30, 2012.

Net profit for the three months ended September 30,2012, was $1,767,253, from a net loss for the three months ended September 30, 2011 of $1,627,116. The increase in profitability was associated with the salary action taken by the Board of Directors.

Salary Action

At a Board Meeting dated October 1, 2012, the Board of Directors retroactively reduced the salaries of all employees to the California minimum for exempt employees, currently $16 per hour, to the employees’ date of hire. Advances made to employees were reclassified from a contra to Deferred Salaries to Employee Advances. Any advance which had been reported for tax purposes were written off. A repayment plan will be negotiated with each employee. Repayment can be made through a formal note with the Company, deductions from future salaries and bonuses, or through Company repurchase of employee stock. If the employee so elects, the Employee Advance will be written off and the employee will accept the tax consequences in the then-current tax year. All accrued salaries at the new rate will be accrued until such time as the Board of Directors determines that the Company is adequately funded. At such time, all deferred accrued salaries will be paid and new salaries will be established by the Compensation Committee of the Board of Directors following the recommendations of management.

The net impact of this salary action resulted in a reduction in accrued Salaries and Payroll Taxes of $2,433,496.

The resulting balances of Accrued Salaries and Employee Advances due to this salary action are reflected in the following table.

		Employee		Accrued
		Advances		Salaries
		as of	Annual	as of
		9/30/2012	Salary	9/30/2012

Steve Aust	President	$134,000	$33,280	$56,960
Bryon Bliss	Secretary, Chief of Staff and Executive Vice President	95,250	33,280	43,264
David Edgar	Chief Technology Officer	37,000	33,280	56,960
Dan Elliott	Chief Production Officer	148,300	33,280	56,960
Dennis Hogan	Chief Financial Officer	0	33,280	52,992
Robert Kasprzak	Chief Legal Officer	39,698	33,280	50,048
Dan Malstrom	Chief Marketing Officer	53,000	33,280	54,272
Larry Pendleton	Chief Information Officer	4,000	33,280	17,280
Total All Officers		511,248	266,240	388,736
All Other Employees		187,534	332,800	363,904
Total Employees		$698,782	$599,040	$752,640

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash of $7,317 and working capital of $4,763,396. Net profit was $1,767,253 for the three months ended September 30, 2012. The Company generated a negative cash flow from operations of $70,702 for three months ended September 30, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s general operating expense.  During the three months ended September 30, 2012, the Company reclassed $24,639 in property, plant and equipment to inventory. During the quarter ended September 30, 2012, the Company raised $44,007 from a private placement it made by selling shares of its common stock.

Results of Operations for the Six Months Ended September 30, 2012 as Compared to the Six Months Ended September 30, 2011.

Overview

Total revenues changed to $22,585 for the six months ended September 30, 2012, from $0 for the six months ended September 30, 2011. The revenue for the six months ended September 30, 2012, were from computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Cost of goods increased to $7,134 for the six months ended September 30, 2012, from $0 for the six months ended September 30, 2011. The cost of goods sold for the six months ended September 30, 2012, were associated with computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Gross profit increased to $15,451 for the six months ended September 30, 2012, from $0 for the six months ended September 30, 2011. Gross margin increased to 68% for the six months ended September 30, 2012, from 0% for the six months ended September 30, 2011.

Total operating expenses decreased to $(934,363) for the six months ended September 30, 2012 from $6,104,072 for the six months ended September 30, 2011. This decrease was primarily attributable to the $3,833,722 write-off of Goodwill for the six months ended September 30, 2011 and the salary action taken in the six months ended September 30, 2012.

Net profit for the six months ended September 30, 2012, was $668,716, compared to a net loss of $6,119,366 for the six months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash of $7,317 and working capital of $4,763,396. Net profit was $663,160 for the six months ended September 30, 2012. The Company generated a negative cash flow from operations of $76,251 for six months ended September 30, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s increase in accrued salaries and consulting fees.  During the six months ended September 30, 2012, the Company invested $2,104 in property, plant and equipment and reclassed $24,639 in property, plant and equipment to inventory. During the six months ended September 30, 2012, the Company raised $199,107 from a private placement it made by selling shares of its common stock.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company realized income of $22,585 and profit of $668,716 for the six months ended September 30, 2012 compared to income of $0 and losses of $6,119,366 for the six months ended September 30, 2011.  The Company had an accumulated deficit of $17,550,422 at September 30, 2012.  The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the quarter ending September 30, 2012 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this ongoing evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of September 30, 2012 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, the Company issued 350,386 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.01 per share for a total consideration of $3,507, and 202,500 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $40,500.  During the quarter ended September 30, 2012, the Company issued 20,000 shares of restricted common stock to various consultants for services, pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, at a valuation of $0.2275 per share for a total consideration of $4,529.  During the quarter ended September 30, 2012, the Company issued 1,000,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $200,000 for the acquisition of 24Tech. The monies raised through the above-referenced private placement were used for general operating expenses.

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

32.1 (2)	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
32.2 (2)	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation
* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

VRDT CORPORATION

Date: November 19, 2012	By:	/s/ Graham Norton-Standen
Graham Norton-Standen
Executive Chairman

Date: November 19, 2012	By:	/s/ Dennis Hogan
Dennis Hogan
Chief Financial Officer