Form 10-K/A
period 2012-03-31
VRDT Corp
filed 2012-12-26
CIK 1399480

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

To date, we have formed several strategic relationships with major industry leaders, including the following:

•	WindStrip, LLC- joint venture agreement for the development of wind energy systems and storage solutions;
•	Harbin Coslight Power Co., Ltd- joint venture agreement for battery manufacturing;
•	Delta Motorsport Limited- joint venture agreement for development of fully electric, high performance motor vehicle;
•	Facility Shield International, Inc. - trading agreement for purchase and sale of battery technology and safety and environmental protection services; and
•	Talesun Solar USA, Ltd. - joint venture for photovoltaic energy storage and distribution system.
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

Legal Proceedings

VRDT is not currently party to any material legal proceedings. From time to time, we may be involved in various legal proceedings in the ordinary course of business. We do not believe that any settlement or judgment regarding current or potential future legal proceedings will have a material effect on our financial position.

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

However, by way of the underlying Agreement, the Company has effectively “cured” our status as a “shell” company.

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

The Company had previously designated 2 classes of preferred stock, but both classes have been extinguished as of the date of this Report.  As such, the Company currently has no class of preferred stock designated or issued.

In June, 2011, the Company created the Class A Convertible Stock, which shares were issued on or about June 7, 2011.  However, in October, 2012, counsel discovered that the appropriate shareholder notifications were not filed with the Commission and mailed to all of the shareholders as is required.  As such, counsel undertook to notify the shareholders and filed a preliminary Schedule 14-C with the Commission.  During the process of the working with the Commission to approve a definitive 14-C, the holders of the Class A Convertible Stock each voluntarily surrendered that stock in October, 2012.  Between June, 2011 and present, no actions were taken by the holders of the Class A Convertible Preferred Stock.

In September, 2011, the Company created a Series B Convertible Preferred Stock, but never undertook to issue any shares thereof.  In October, 2012, the Company resolved to extinguish the class of Series B Convertible Preferred Shares altogether.

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
Clearwater, FL
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

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors of VRDT

Executive Officers

Graham Norton-Standen; Age 55; Executive Chairman; Chairman of the Board

Appointed to Board of Directors on June 24, 2011, to serve until his successor has been duly appointed and qualified.

Prior Business Experience:

Employer	Dates	Position
Cortis Capital LLP	2006 – Present	Managing Partner
VSL Group	2006 – July 2012	Chairman
Applied Intelligence Resource	2003 – Present	Managing Partner
Unisys Corporation	2008 – 2009	Advisor to the Management Board
Cable & Wireless	2007 - 2008	Advisor to the Management Board

Mr. Norton-Standen’s experience as a board member and chairman for other entities led the Company to conclude that he was qualified to serve as a director of the Company.

Daniel J Elliott, Age 41, Chief Production Officer; Director

Appointed to Board of Directors on May 11, 2011, to serve until his successor has been duly appointed and qualified.

Prior Business Experience:

Employer	Dates	Position
Kimridge Consulting	01/2009 – 01/2011	Partner
Microvast, Inc.	03/2010 – 08/2010	Chief Executive Officer
Phoenix MC, Inc.	11/2006 – 12/2009	Chairman; Chief Executive Officer

Mr. Elliott’s experience as a board member for other entities, his technical understanding of energy storage solutions and his background as chief executive for other energy-related entities led the Company to conclude that Mr. Elliott was qualified to serve as a director of the Company.

Steve Aust; Age 54; President; Director
Appointed to Board of Directors on May 11, 2011, to serve until his successor has been duly appointed and qualified.

Prior Business Experience:

Employer	Dates	Position
Self-Employed	2007-Present	Business Development Consultant

Mr. Aust’s entrepreneurial experiences and fundamental understanding of corporate development led the Company to conclude that he was qualified to serve as a director of the Company.

Dennis Hogan, Age 59, Chief Financial Officer; Director
Appointed to Board of Directors on May 11, 2011, to serve until his successor has been duly appointed and qualified.

Prior Business Experience:

Employer	Dates	Position
Phoenix Motorcars	2/2007-2/2011	Chief Financial Officer
Greenhouse Capital	1/2007-Present	Consultant

Mr. Hogan’s prior experience as an officer, his fundamental understanding of management of energy related companies, and his extensive background in finance led the Company to conclude that he was qualified to serve as a director of the Company.

David Edgar, Age 39, Chief Technology and Operating Officer; Director
Appointed to Board of Directors on May 11, 2011, to serve until his successor has been duly appointed and qualified.

Prior Business Experience:

Employer	Dates	Position
Microvast, Inc.	3/2010-01/2011	General Manager
Phoenix Motorcars	12/2007-3/2010	Director
Rapiscan Systems	12/2006-1/2008	Program Manager

Mr. Edgar’s experience as a board member for other entities and his extensive operational and technical knowledge of battery and energy storage technologies led the Company to conclude that he was qualified to serve as a director of the Company.

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

Non-Employee Directors

AC Green; Age 49; Director

Appointed to Board of Directors on July 6, 2011, to serve until his successor has been duly appointed and qualified.

Prior Business Experience:

Employer	Dates	Position
A.C. Green Youth Foundation	1989- Present	Principal and Founder
National Basketball Association	2004-Present	Global Ambassador
Going Green with AC Green	2009-Present	Principal and founder

Mr. Green’s experience as a business owner, his commitment to “green” technologies, his celebrity and exposure and his entrepreneurial background led the Company to conclude that Mr. Mr. Green was qualified to serve as a director of the Company.

Donald A. Driftmier, CPA, Age 66, Director, Chairman-Audit Committee

Appointed to Board of Directors on September 24, 2011, to serve until his successor has been duly appointed and qualified.

Prior Business Experience:

Employer	Dates	Position
Noble House Entertainment Pictures, Inc.	11/2007 – Present	Chief Financial Officer

Other Boards:

Casa Colina Centers for Rehabilitation	1984-Present	Chairman-Audit Committee, FinanceCommittee, Centers Operating Committee

California Board of Accountancy	2004 – Present	Board Member; President (2008)

Mr. Driftmier’s experience as a board member for other entities and his extensive background in finance led the Company to conclude that Mr. Driftmier was qualified to serve as a director of the Company.

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

Compensation for employee-directors is set forth below. See: “2011 Compensation Actions for Our Named Executive Officers (through March 31, 2012).”

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
David Edgar- Chief Technology Officer

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

Cash Bonuses.  We have an annual cash bonus plan under which cash bonuses may be paid to each of our employees, including our executive officers, shortly after the end of each calendar year.  Bonus payout is not based on a specific formula, but instead is based on a subjective analysis of the Company’s ability to pay any such bonuses.  Target bonus amounts are determined based on the executive officer’s specific position, subjective analysis of an executive officer’s skills and potential contributions and, for new hires, the individual’s historical bonus levels with previous employers and individual negotiations at the time of employment.  For the year ending March 31, 2012, we did not award any cash bonuses.

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

2011 Compensation Actions for Our Named Executive Officers (through March 31, 2012)

Name	Position	Salary($/year)1	Stock Awards (Fair Value in $)2
Graham Norton-Standen	Executive Chairman	312,000	400,000
Daniel J, Elliott	Chief Production Officer	312,000	400,000
Steve Aust	President	312,000	400,000
Dennis Hogan	Chief Financial Officer	264,000	200,000
David Edgar	Chief Technical Officer	240,000	200,000

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

1 The respective base salary in the amounts for each executive officer has accrued as unpaid executive compensation owed by the Company until paid, until such time as the Company determines that it has sufficient capital to begin distributing said salaries.

2The stock awards identified herein refer to shares of stock granted to officers, directors, employees, and consultants on August 8, 2011, pursuant to a written Restricted Stock Agreement (“RSA”) between the Company and each individual recipient and described more fully below (See- “Grants of Plan-Based Awards in Fiscal 2011”).  Fair Value for the shares issued pursuant to RSAs has been computed in accordance with FASB ASC Topic 718 and identified as pre-paid expenses in the Company’s financial reports.

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
Name	Number of Unvested Shares	Market Value of Unvested Shares ($)3
Graham Norton-Standen	4,000,000	2,040,000
Daniel J, Elliott	4,000,000	2,040,000
Steve Aust	4,000,000	2,040,000
Dennis Hogan	2,000,000	1,020,000
David Edgar	2,000,000	1,020,000

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

3 The closing market price of the Company’s common stock as of March 30, 2012, was $0.51 per share, which serves as the basis for the market value of the unvested shares identified herein.

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

/s/ Graham Norton-Standen	December 21, 2012
Graham Norton-Standen, Chief Executive Officer	Date

/s/ Dennis Hogan	December 21, 2012
Dennis Hogan, Chief Financial Officer	Date

/s/ Don Driftmier	December 21, 2012
Don Driftmier, Director	Date

/s/ Steve Aust	December 21, 2012
Steve Aust, Director and President	Date