Form 10-K/A
period 2012-03-31
VRDT Corp
filed 2013-02-08
CIK 1399480

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

RDGPreambleEnd

EXPLANATORY NOTE
This Amendment No. 3 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ending March 31, 2012, originally filed on June 29, 2012 (the “Original Filing”) by VRDT Corporation, a Delaware corporation (“VRDT,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information requested by the Commission.

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
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

RDGXBRLParseBegin
VRDT Corporation
(A Development Stage Company)
Consolidated Balance Sheet

	March 31, 2012	March 31, 2011
ASSETS

CURRENT ASSETS:

Cash	$36,447	$101
Prepaid expenses	5,403,921	3,472
Total Other Assets	5,440,368	3,573
PROPERTY AND EQUIPMENT, NET	48,144	0
OTHER ASSETS
Deposits	6,270	0
Note Receivable	215,383	0
Total Other Assets	221,653	0
TOTAL ASSETS	$5,710,165	$3,573

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,142,645	$147,498
Accounts payable and accrued expenses - Related party	20,679	3,768
Notes Payable	95,000	0
Notes Payable - Related parties	942,759	142,759
Total Current Liabilities	4,201,083	294,025

STOCKHOLERS' EQUITY / (DEFICIT)
Common Stock, .001 par value: 989,999,995 shares authorized: 120,946,840 and 3,700,726 shares issued and outstanding as of March 31, 2012, and March 31, 2011, respectively	120,947	3,701
Additional paid-in capital	19,607,273	8,414,039
Deficit accumulated during the development stage	(18,219,138)	(8,708,192)
Total Stockholders' Equity / (Deficit)	1,509,082	(290,452)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$5,710,165	$3,573

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Consolidated Statement of Operations

	Twelve Months Ended		For the Period August 19, 1999
	March 31,		(Inception) to
	2012	2011	March 31, 2012

Sales	$0	$0	$370,800
Cost of sales	0	0	0

Gross profit	0	0	370,800

Operating Expenses

Depreciation and amortization	3,871	0	4,709
General and administrative expenses	5,641,702	104,987	12,577,304
Impairment of goodwill	3,833,722	0	3,833,722
Impairment of long-lived assets	0	0	855
Impairment of loan receivable	0	0	130,000

Total operating expenses	9,479,295	104,987	16,546,590

Income / (Loss) from Operations	(9,479,295)	(104,987)	(16,175,790)

Other Income / (Expense)

Other income	0		56,889
Loss from conversion of shareholder debt	0	0	(1,506,528)
Interest Income	383	0	383
Interest (expense)	(15,123)	(10,131)	(561,523)
Interest (expense) - Related parties	(16,911)	0	(32,569)

Total Other Income / (Expense)	(31,651)	(10,131)	(2,043,348)

Income / (Loss) before Income Taxes	(9,510,946)	(115,118)	(18,219,138)

Provisions for Income Taxes	0	0	0

Net Income / (Loss)	$(9,510,946)	$(115,118)	$(18,219,138)

Net Income / (Loss) Per Share:
Basic and Diluted	$(0.12)	$(0.03)

Weighted Average Shares Outstanding
Basic and Diluted	79,726,924	3,700,726

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

See the accompanying notes to the financial statements

VRDT Corporation
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Twelve Months Ended		For the Period August 19, 1999
	March 31,		(Inception) to
	2012	2011	March 31, 2012
CASH FLOWS FROM OPERATIONS:

Net Income / (Loss)	$(9,510,946)	$(115,118)	$(18,219,138)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:

Depreciation and amortization	3,871		56,660
Impairment of Goodwill	3,833,722		3,833,722
Impairment of Long-Lived Assets			855
Impairment of Loan Receivable			130,000
Accrued Interest on payable converted to debt			209,817
Issurance of warrants for services		79,500	79,500
Common stock issued for services	1,456,680		1,580,279
Loss on conversion of stockholder debt to C/Stock			1,506,528
Expense paid by stockholder and affiliate			636,796
Payables and servcies converted to C/Stock			770,674
Assumption of liabilities over value of assets	(833,722)		(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in prepaid expenses	(41,719)	(490)	(45,191)
Decrease / (Increase) in note receivable	(215,383)		(215,383)
(Decrease) / Increase in accounts payable and accrued expenses	2,995,147	(7,000)	3,151,899
(Decrease) / Increase in interest payable to stockholder	16,911	(5,352)	356,436
Net cash provided by operating activities	(2,295,439)	(48,460)	(7,000,268)

CASH FLOWS FROM INVESTING:

Purchase of property plant and equipment	(52,015)		(105,659)
Loan receivable			(130,000)
Net cash used in investing activities	(52,015)	0	(235,659)

CASH FLOWS FROM FINANCING:

Proceeds from parent company			697,193
Proceeds from notes payable - other	95,000		480,000
Proceeds from notes payable - shareholder		48,523	1,911,907
Proceeds from notes payable - affiliates			2,564,191
Payments on notes payable - other	(50,000)		(388,018)
Payments on notes payable - shareholder			(190,699)
Payments on notes payable - affiliates			(141,000)
Proceeds from inssuance of common stock	2,338,800		2,338,800
Net cash from financing activities	2,383,800	48,523	7,272,374

Net Increase / (Decrease) in cash	36,346	63	36,447
CASH AT BEGINNING OF PERIOD	101	38	0
CASH AT END OF PERIOD	$36,447	$101	$36,447

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

A reconciliation of the expected Federal statutory rate of 34% to the Company’s actual rate as reported for each of the periods presented is as follows:

	2012	2011
Expected statutory rate	34.00%	34.00%
State Income tax rate, net of federal benefit	8.84%	8.84%
Valuation Allowance	(42.84)%	(42.84)%
	--%	--%

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
RDGXBRLParseEnd

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

Our executive compensation program is intended to balance short-term and long-term goals with a combination of cash payments and equity awards that we believe to be appropriate for motivating our executive officers.  Our executive compensation program is designed to:

●	align the interests of our executive officers with stockholders by motivating executive officers to increase stockholder value and reward executive officers when stockholder value increases;
●	attract and retain talented and experienced executives that strategically address our short-term and long-term needs;
●	reward executives whose knowledge, skills and performance are critical to our success;
●	ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;
●	foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and our stockholders; and
●	compensate our executives in a manner that motivates them to manage our business to meet our long-term objectives and create stockholder value.

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
The following table sets forth information about the beneficial ownership of our common stock as of June 26, 2012 for:

●	each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of our common stock;
●	each named executive officer;
●	each of our directors; and
●	all of our executive officers and directors as a group.
●	Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o VRDT Corporation, 12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, California 91739. We have determined beneficial ownership in accordance with the rules of the SEC. We believe that, based on the information furnished to us by the stockholders, the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

3The closing market price of the Company’s common stock as of March 30, 2012, was $0.51 per share, which serves as the basis for the market value of the unvested shares identified herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Below we describe transactions and series of similar transactions, from May 11, 2011 to March 31, 2012, to which we have been a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	a director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family had or will have a direct or indirect material interest.
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

The primary purpose of the audit committee is to discharge the responsibilities of our board of directors with respect to our accounting and financial reporting processes, our internal control over financial reporting processes and audits of financial statements and to oversee the performance and independence of our independent registered public accounting firm.  Specific responsibilities of our audit committee include:

●           evaluating the performance of our independent registered public accounting firm and determining whether to retain or terminate their services;

●	determining and pre-approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services;
●	monitoring the rotation of the partners of the independent registered public accounting firm;
●	reviewing and discussing with management and our independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm’s review of our annual and quarterly financial statements and reports;
●	reviewing with management and our independent registered public accounting firm significant issues that arise regarding accounting principles and financial statement presentation;
●	conferring with management and our independent registered public accounting firm regarding the scope, adequacy and effectiveness of our internal control over financial reporting; and
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting control or auditing matters.

Compensation Committee
The members of our compensation committee are Daniel Elliott, Don Driftmier and AC Green.  The purpose of our compensation committee is to discharge the responsibilities of our board of directors to oversee our executive compensation and benefits policies and to review and determine the compensation to be paid to our executive officers, as well as to prepare and review the compensation committee report included in our annual proxy statement in accordance with applicable rules and regulations of the SEC.  Specific responsibilities of our compensation committee include:

●	determining the compensation and other terms of employment of our executive officers and reviewing and approving corporate performance goals and objectives relevant to such compensation;
●	reviewing and evaluating our executive compensation and benefits policies;
●	reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control protections and any other compensatory arrangements for our executive officers; and
●	evaluating the efficacy of our compensation policy and strategy in achieving expected benefits to us and otherwise furthering the compensation committee’s policies.

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

/s/ Graham Norton-Standen	February 5, 2013
Graham Norton-Standen, Chief Executive Officer	Date

/s/ Dennis Hogan	February 5, 2013
Dennis Hogan, Chief Financial Officer	Date

/s/ Don Driftmier	February 5, 2013
Don Driftmier, Director	Date

/s/ Steve Aust	February 5, 2013
Steve Aust, Director and President	Date