Form 10-Q/A
period 2012-09-30
VRDT Corp
filed 2013-02-14
CIK 1399480

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ending September 30, 2012, originally filed on November 19, 2012 (the “Original Filing”) by VRDT Corporation, a Delaware corporation (“VRDT,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information requested by the Commission and to restate certain financial information.

TABLE OF CONTENTS

VRDT CORPORATION
(FORMERLY A DEVELOPMENT STAGE COMPANY)

Part I – Financial Information

Item 1	Financial Statements

Consolidated Balance Sheets as of September 30, 2012 and March 31, 2012

Consolidated Statements of Operations for the Three Months and Six Months Ended September 30, 2012, and 2011

Statement of Stockholder’s Equity for the Period from Inception through September 30, 2012

Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2012, and 2011

Notes to the Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

Part II – Other Information

Item 1	Legal Proceedings
Item 1A. Risk Factors

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Mine Safety Disclosure

Item 5	Other Information

Item 6	Exhibits

PART I

ITEM 1.	FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

VRDT Corporation

Formerly a Development Stage Company

Consolidated Balance Sheet

	September 30, 2012	March 31, 2012
	(Restated)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$6,906	$36,447
Accounts Receivable	19,197	0
Inventory	28,399	0
Prepaid expenses	6,778,790	5,403,921
Note Receivable	0	215,383
Total Current Assets	6,833,292	5,655,751

PROPERTY AND EQUIPMENT, NET	17,509	48,144

OTHER ASSETS
Deposits	6,270	6,270
Long Term Warrant Expense	5,204,863	0
Intangibles	225,709	0
Total Other Assets	5,436,842	6,270
TOTAL ASSETS	$12,287,643	$5,710,165

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,422,133	$3,142,645
Accounts payable and accrued expenses - Related party	0	20,679
Deposits from stockholders	10,000	0
Notes Payable	95,000	95,000
Notes Payable - Related parties	463,552	942,759
Total Current Liabilities	2,990,685	4,201,083

LONG TERM LIABILITIES:
Notes Payable - Related parties	555,458	0
Total Long Term Liabilities	555,458	0

STOCKHOLERS' EQUITY / (DEFICIT)
Common Stock, .001 par value: 989,999,995 shares authorized: 126,610,141 and 120,946,840 shares issued and outstanding as of September 30, 2012, and March 31, 2012, respectively	126,610	120,947
Additional paid-in capital	27,085,218	19,607,273
Deficit accumulated during the development stage	(18,470,328)	(18,219,138)
Total Stockholders' Equity / (Deficit)	8,741,500	1,509,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$12,287,643	$5,710,165

See the accompanying notes to the financial statements

VRDT Corporation

Formerly a Development Stage Company

Consolidated Statement of Operations

	Restated Three Months Ended		Restated Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$22,466	$0	$22,466	$0
Cost of sales	(5,251)	0	(5,251)	0
Gross profit	17,215	0	17,215	0

Operating Expenses
Depreciation and amortization	8,389	788	10,269	838
General and administrative expenses	(1,098,092)	1,619,659	(28,451)	2,269,512
Impairment of goodwill	0	0	0	3,833,722
Impairment of long-lived assets	0	0	0	0
Impairment of loan receivable	0	0	0	0
Total operating expenses	(1,089,703)	1,620,447	(18,182)	6,104,072

Income / (Loss) from Operations	1,106,918	(1,620,447)	35,397	(6,104,072)

Other Income / (Expense)
Other income	0	0	0	0
Loss from conversion of shareholder debt	0	0	0	0
Interest Income	(3,063)	0	(383)	0
Interest (expense)	(229,781)	(4,195)	(237,787)	(8,549)
Interest (expense) - Related parties	(26,729)	(2,474)	(48,418)	(6,745)
Unrealized Exchange (Gain) / Loss	0	0	0	0
Total Other Income / (Expense)	(259,573)	(6,669)	(286,588)	(15,294)

Income / (Loss) before Income Taxes	847,345	(1,627,116)	(251,191)	(6,119,366)

Provisions for Income Taxes	0	0	0	0

Net Income / (Loss)	$847,345	$(1,627,116)	$(251,191)	$(6,119,366)

Net Income / (Loss) Per Share:
Basic	$0.01	$(0.02)	$(0.00)	$(0.12)
Diluted	$0.01	$(0.02)	$(0.00)	$(0.12)

Weighted Average Shares Outstanding
Basic	125,915,267	73,112,717	125,402,097	49,186,046
Diluted	134,241,354	73,112,717	129,815,140	49,186,046

See the accompanying notes to the financial statements

VRDT Corporation

Formerly a Development Stage Company

Restated Statement of Stockholder's Equity

For the Period March 1, 2011 to September 30, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2011	3,700,726	$3,701	$8,414,039	$(8,708,192)	$(290,452)

Treasury Stock - Redemption and cancellation	(1,700,000)	(1,700)	(848,300)		(850,000)
Issuance of common stock	46,021,000	46,021	5,242,780	0	5,288,800
Shares issued for services	14,015,500	14,016	1,442,405	0	1,456,420
Restricted Stock - Employees & Directors	53,650,000	53,650	5,311,350	0	5,365,000
Exercised warrants	259,614	260	0	0	260
Conversion of debt to equity	5,000,000	5,000	45,000	0	50,000
Net (Loss) / Income	0	0	0	(9,510,946)	(9,510,946)
Balance at March 31, 2012	120,946,840	120,947	19,607,273	(18,219,138)	1,509,082

Issuance of common stock
- 1st Quarter	910,115	910	154,190		155,100
- 2nd Quarter	553,186	553	43,454		44,007
Issuance of common stock	1,463,301	1,463	197,644	0	199,107

Shares issued for services
- 1st Quarter	2,880,000	2,880	285,120		288,000
- 2nd Quarter	20,000	20	4,529		4,549
Shares issued for services	2,900,000	2,900	289,649	0	292,549

Exercised warrants
- 1st Quarter					0
- 2nd Quarter	300,000	300	2,700		3,000
Exercised warrants	300,000	300	2,700	0	3,000

Investment in Subsidiary
- 1st Quarter					0
- 2nd Quarter	1,000,000	1,000	199,000		200,000
Investment in Subsidiary	1,000,000	1,000	199,000	0	200,000

Issuance of GEM warrants			6,788,952		6,788,952

Net profit/(loss)
- 1st Quarter				(1,098,537)	(1,098,537)
- 2nd Quarter				847,345	847,345
Net (Loss) / Income	0	0	0	(251,192)	(251,192)
Balance at September 30, 2012	126,610,141	$126,610	$27,085,218	$(18,470,330)	$8,741,499

See the accompanying notes to the financial statements

VRDT Corporation

Formerly a Development Stage Company

Consolidated Statement of Cash Flows

	Six Months Ended
	September 30,
	2012	2011
	(Restated)
CASH FLOWS FROM OPERATIONS:
Net Income / (Loss)	$(251,190)	$(6,119,365)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation & Amortization	10,269	838
Impairment of Goodwill	0	3,833,722
Interest expense - amortization of warrants	226,298	0
Issurance of warrants for services	3,000	0
Common stock issued for services	292,549	537,800
Assumption of liabilities over value of assets	(25,735)	(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in accounts receivable	(20,710)	0
Decrease / (Increase) in inventory	(28,399)	0
Decrease / (Increase) in prepaid expenses	(17,079)	(153,680)
Decrease / (Increase) in note receivable	215,383	0
(Decrease) / Increase in accounts payable and accrued expenses	(720,641)	1,617,767
(Decrease) / Increase in shareholder deposits	10,000	0
(Decrease) / Increase in interest payable to stockholder	(20,679)	6,745
(Decrease) / Increase in notes payable related party - current	76,251	0
Net cash provided / (used) by operating activities	(250,682)	(1,109,896)

CASH FLOWS FROM INVESTING:
Purchase of property plant and equip	22,535	(9,459)
Intangibles	(500)	0
Net cash used in investing activities	22,035	(9,459)

CASH FLOWS FROM FINANCING:
Proceeds from parent company
Net proceeds from notes payable - other	0	145,000
Proceeds from inssuance of common stock	199,107	1,033,050
Net cash from financing activities	199,107	1,178,050
Net Increase / (Decrease) in cash	(29,541)	58,695
CASH AT BEGINNING OF PERIOD	36,447	101
CASH AT END OF PERIOD	$6,906	$58,796

See the accompanying notes to the financial statements

VRDT Corporation

Formerly a Development Stage Company

Consolidated Statement of Cash Flows - Continued

Six Months Ended
September 30,
	2012	2011
(Restated)
SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	$ 292,549	$ -
Common stock issued for investment in subsidiary	$ 200,000	$ -
Warrants issued to acquire line of credit	$ 6,788,952	$ -
Decrease in accrued salaries	$ 2,433,496	$ -

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

NOTES TO FINANCIAL STATEMENTS

NOTE 4.     RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 5.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company realized losses of $251,191, for the six months ended September 30, 2012 and sustained losses of $9,510,946 for the year ended March 31, 2012. The Company had an accumulated deficit of $18,470,328 at September 30, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

NOTES TO FINANCIAL STATEMENTS

NOTE 8.     NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable consist of the following:

	September 30, 2012	March 31, 2012

Note payable, 14% interest, principal and interest due montly commencing January 1, 2014, and due April 15, 2017.	$17,153	$0

Note payable, 12% interest, principal and interest due monthly commencing January 1, 2013, and due June 1, 2014. (1)	$170,486	$142,759

Note payable, 12% interest, principal and interest due monthly commencing January 1, 2013, and due June 1, 2014. Interst payment due 8/31/2012 of 10% of funds raised between date of extension and 8/31/2012 up to $10,000.	831,371	800,000
	$1,019,010	$942,759
Current portion of notes payable	$463,552

Non current portion of notes payable	$555,458

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

The balances of Prepaid Expenses for September 30, 2012and March 31, 2012 has been summarized below:

	Balance As Of
	September 30, 2012	March 31, 2012

Insurance	$42,049	$32,071
Current Portion Warrant Expense	1,357,790	0
Deferred Employee Restricted Stock Grants	4,765,000	4,765,000
Deferred Directors' Fees	600,000	600,000
Other Prepaid Items	13,951	6,850
Total Prepaid Expense	$6,778,790	$5,403,921

NOTE 12.     ACCOUNTS RECEIVABLE

On October 1, 2012, the Board of Directors retroactively reduced the salaries of all employees to the California minimum for exempt employees, currently $16 per hour, to the employees’ date of hire. Advances made to employees were reclassified from a contra to Deferred Salaries to Employee Advances. Any advance which had been reported for tax purposes were written off. A repayment plan will be negotiated with each employee. Repayment can be made through a formal note with the Company, deductions from future salaries and bonuses, or through Company repurchase of employee stock. If the employee so elects, the Employee Advance will be written off and the employee will accept the tax consequences in the then-current tax year. The amount reclassified as Employee Advances was $698,782. The full amount of the Employee Advances has been reserved as Bad Debt Expense.

NOTE 13.     NOTES RECEIVABLE

The party that entered into a Note Receivable in March, 2012, due December 31, 2012, for $215,000 has informed the Company of his intent to not repay the Note. The full amount of the Note and Accrued Interest Income has been written off as a Bad Debt.

NOTES TO FINANCIAL STATEMENTS

NOTE 14.     RELATED PARTY TRANSACTIONS

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

NOTE 15.     SUBSEQUENT EVENTS

The Company has evaluated its activities, pursuant to ASC 855, and has determined that there are no additional reportable subsequent events.

NOTE 16.     STOCKHOLDERS’ EQUITY

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

NOTES TO FINANCIAL STATEMENTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Granted	12,000,000
Exercised
Exchanged for Shares	0
Expired	0
Outstanding at September 30, 2012	12,000,000	$0.85	4.83	0

Exercisable at September 30, 2012	12,000,000	$0.85	4.83	0
Weighted Average Grant Date Fair Value		$0.566

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

NOTES TO FINANCIAL STATEMENTS

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at March 31, 2010
Granted	500,000	$0.16
Exercised
Exchanged for Shares
Expired

Outstanding at March 31, 2011	500,000	$0.16	4.87	70,000

Granted	0
Exercised
Exchanged for Shares	(300,000)	$0.16
Expired	0

Outstanding at March 31, 2012	200,000	$0.16	3.87	28,000

Granted	0
Exercised
Exchanged for Shares	0
Expired	0

Outstanding at September 30, 2012	200,000	$0.16	3.37	26,000

Exercisable at September 30, 2012	200,000	$0.16	3.37	26,000
Weighted Average Grant Date Fair Value		$0.16

NOTES TO FINANCIAL STATEMENTS

NOTE 17.     PRO-FORMA STATEMENT OF OPERATIONS

The following table provides the Pro-Forma Statement of Operations as if the acquisition of 24Tech took place as of April 1, 2011,

VRDT Corporation

Pro-Forma Statement of Operations

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011

Sales	$60,516	$57,390	$133,402	$170,587
Cost of sales	(20,283)	(18,775)	(48,265)	(75,071)
Gross profit	40,233	38,615	85,137	95,516

Operating Expenses
Depreciation and amortization	21,861	20,861	46,273	43,399
General and administrative expenses	(1,074,663)	1,662,612	40,462	2,372,075
Impairment of goodwill	0	0	0	3,833,722
Total operating expenses	(1,052,803)	1,683,473	86,736	6,249,196

Income / (Loss) from Operations	1,093,036	(1,644,858)	(1,599)	(6,153,680)

Other Income / (Expense)
Other income	14,360	0	10,606	95
Loss from conversion of shareholder debt	0	0	0	0
Interest Income	(3,063)	0	(383)	0
Interest (expense)	(230,462)	(4,207)	(239,374)	(8,621)
Interest (expense) - Related parties	(26,729)	(2,474)	(48,418)	(6,745)
Unrealized Exchange (Gain) / Loss	0	0	0	0
Total Other Income / (Expense)	(245,894)	(6,681)	(277,569)	(15,271)

Income / (Loss) before Income Taxes	847,142	(1,651,539)	(279,168)	(6,168,951)

Provisions for Income Taxes	0	0	0	0

Net Income / (Loss)	$847,142	$(1,651,539)	$(279,168)	$(6,168,951)

NOTES TO FINANCIAL STATEMENTS

NOTE 18.     RESTATED FINANCIAL STATEMENTS

The financial statements have been restated to reflect the following changes:

●	Reclassification of Employee Advances from Prepaid Expenses to Accounts Receivable and the reserving of the Employee Advances as Bad Debt Expense,

●	Correction of financial statements of 24Tech.

●	Write-off of Note Receivable.

The line-by-line effect of these changes are reflected as follows:

Consolidated Balance Sheet:

		Changes Due to
			Reclassification
	As	24Tech	and Reserve for	Write-off
	Originally	Financials	Employee	Note	As
	Filed	Restatment	Advances	Receivable	Amended

ASSETS

CURRENT ASSETS:
Cash	$7,317	$(411)	$0	$0	$6,906
Accounts Receivable	20,710	(1,513)	0	0	19,197
Inventory	28,399	0	0	0	28,399
Prepaid expenses	7,477,572	0	(698,782)	0	6,778,790
Note Receivable	220,773	0	0	(220,773)	0
Total Current Assets	7,754,771	(1,924)	(698,782)	(220,773)	6,833,292

PROPERTY AND EQUIPMENT, NET	21,656	(4,148)	0	0	17,509

OTHER ASSETS
Deposits	6,270	0	0	0	6,270
Long Term Warrant Expense	5,204,863	0	0	0	5,204,863
Intangibles	194,944	30,765	0	0	225,709
Total Other Assets	5,406,077	30,765	0	0	5,436,842
TOTAL ASSETS	$13,182,504	$24,693	$(698,782)	$(220,773)	$12,287,643

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,422,823	$(690)	$0	$0	$2,422,133
Deposits from stockholders	10,000	0	0	0	10,000
Notes Payable	95,000	0	0	0	95,000
Notes Payable - Related parties	463,552	0	0	0	463,552
Total Current Liabilities	2,991,375	(690)	0	0	2,990,685

LONG TERM LIABILITIES:
Notes Payable - Related parties	555,458	0	0	0	555,458
Total Long Term Liabilities	555,458	0	0	0	555,458

STOCKHOLERS' EQUITY / (DEFICIT)
Common Stock	126,610	0	0	0	126,610
Additional paid-in capital	27,059,483	25,735	0	0	27,085,218
Accumulated Deficit	(17,550,422)	(351)	(698,782)	(220,773)	(18,470,328)
Total Stockholders' Equity / (Deficit)	9,635,671	25,384	(698,782)	(220,773)	8,741,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$13,182,504	$24,694	$(698,782)	$(220,773)	$12,287,643

NOTES TO FINANCIAL STATEMENTS

Consolidated Statement of Operations:

		Changes Due to
			Reclassification
	As	24Tech	and Reserve for	Write-off
	Originally	Financials	Employee	Note	As
	Filed	Restatment	Advances	Receivable	Amended

Sales	$22,585	$(119)	$0	$0	$22,466
Cost of sales	(7,134)	1,883	0	0	(5,251)
Gross profit	15,451	1,764	0	0	17,215

Operating Expenses
Depreciation and amortization	7,628	760	0	0	8,389
General and administrative expenses	(2,013,513)	6,639	698,782	210,000	(1,098,092)
Impairment of goodwill	0	0	0	0	0
Impairment of long-lived assets	0	0	0	0	0
Impairment of loan receivable	0	0	0	0	0
Total operating expenses	(2,005,885)	7,399	698,782	210,000	(1,089,703)

Income / (Loss) from Operations	2,021,336	(5,635)	(698,782)	(210,000)	1,106,918

Other Income / (Expense)
Other income	0	0	0	0	0
Loss from conversion of shareholder debt	0	0	0	0	0
Interest Income	2,710	0	0	(5,773)	(3,063)
Interest (expense)	(230,064)	283	0	0	(229,781)
Interest (expense) - Related parties	(26,729)	0	0	0	(26,729)
Unrealized Exchange (Gain) / Loss	0	0	0	0	0
Total Other Income / (Expense)	(254,083)	283	0	(5,773)	(259,573)

Income / (Loss) before Income Taxes	1,767,253	(5,352)	(698,782)	(215,773)	847,345

Provisions for Income Taxes	0	0	0	0	0

Net Income / (Loss)	$1,767,253	$(5,352)	$(698,782)	$(215,773)	$847,345

Net Income / (Loss) Per Share:
Basic	$0.01	$(0.00)	$(0.01)	$(0.00)	$0.01
Diluted	$0.01	$(0.00)	$(0.01)	$(0.00)	$0.01

Weighted Average Shares Outstanding
Basic	125,915,267	125,915,267	125,915,267	125,915,267	125,915,267
Diluted	134,241,354	134,241,354	134,241,354	134,241,354	134,241,354

NOTES TO FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows:

		Changes Due to
			Reclassification
	As	24Tech	and Reserve for	Write-off
	Originally	Financials	Employee	Note	As
	Filed	Restatment	Advances	Receivable	Amended

CASH FLOWS FROM OPERATIONS:
Net Income / (Loss)	$668,716	$(5,351)	$(698,782)	$(215,773)	$(251,190)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation & Amortization	9,509	760			10,269
Interest expense - amortization of warrants	226,298	0			226,298
Issurance of warrants for services	3,000	0			3,000
Common stock issued for services	292,549	0			292,549
Assumption of liabilities over value of assets	(25,735)	0			(25,735)
Decrease / (Increase) in accounts receivable	(20,710)	0			(20,710)
Decrease / (Increase) in inventory	(28,399)	0			(28,399)
Decrease / (Increase) in prepaid expenses	(715,861)	0	698,782		(17,079)
Decrease / (Increase) in note receivable	(5,390)	0		220,773	215,383
(Decrease) / Increase in accounts payable and accrued expenses	(719,821)	(820)			(720,641)
(Decrease) / Increase in shareholder deposits	10,000	0			10,000
(Decrease) / Increase in interest payable to stockholder	(20,679)	0			(20,679)
(Decrease) / Increase in notes payable related party - current	76,251	0			76,251
Net cash provided / (used) by operating activities	(250,272)	(5,411)	0	5,000	(250,682)

CASH FLOWS FROM INVESTING:
Purchase of property plant and equip	22,535	0			22,535
Intangibles	(500)	0			(500)
Net cash used in investing activities	22,035	0	0	0	22,035

CASH FLOWS FROM FINANCING:
Net proceeds from notes payable - other	0	0			0
Proceeds from inssuance of common stock	199,107	0			199,107
Net cash from financing activities	199,107	0	0	0	199,107
Net Increase / (Decrease) in cash	(29,130)	(5,411)	0	5,000	(29,541)

CASH AT BEGINNING OF PERIOD	36,447				36,447
CASH AT END OF PERIOD	$7,317				$6,906

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Three Months Ended September 30, 2012 as Compared to the Three Months Ended September 30, 2011.

Overview

Total revenues changed to $22,466 for the three months ended September 30, 2012, from $0 for the three months ended September 30, 2011. The revenue for the three months ended September 30, 2012, were from computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Cost of goods increased to $5,251for the three months ended September 30, 2012, from $0 for the three months ended September 30, 2011. The cost of goods sold for the three months ended September 30, 2012, were associated with computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Gross profit increased to $17,215 for the three months ended September 30, 2012, from $0 for the three months ended September 30, 2011. Gross margin increased to 77% for the three months ended September 30, 2012, from 0% for the three months ended September 30, 2011.

Total operating expenses decreased to $(1,089,703)for the three months ended September 30, 2012 from $1,620,447 for the three months ended September 30, 2011. This decrease was primarily attributable to a salary action taken by the Board of Directors, offset, in part, by the reserve against the employee advances and the write-off of the note receivable during the three months ended September 30, 2012.

Net profit for the three months ended September 30,2012, was $ 847,345, from a net loss for the three months ended September 30, 2011 of $1,627,116. The increase in profitability was associated with the salary action taken by the Board of Directors , offset, in part, by the reserve against the employee advances and the write-off of the note receivable.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash of $6,906 and working capital of $3,842,607. Net profit was $847,345 for the three months ended September 30, 2012. The Company generated a negative cash flow from operations of $70,294 for three months ended September 30, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s general operating expense. During the three months ended September 30, 2012, the Company reclassed $24,639 in property, plant and equipment to inventory. During the quarter ended September 30, 2012, the Company raised $44,007 from a private placement it made by selling shares of its common stock.

Results of Operations for the Six Months Ended September 30, 2012 as Compared to the Six Months Ended September 30, 2011.

Overview

Total revenues changed to $22,466 for the six months ended September 30, 2012, from $0 for the six months ended September 30, 2011. The revenue for the six months ended September 30, 2012, were from computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Cost of goods increased to $(5,251) for the six months ended September 30, 2012, from $0 for the six months ended September 30, 2011. The cost of goods sold for the six months ended September 30, 2012, were associated with computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Gross profit increased to $17,215 for the six months ended September 30, 2012, from $0 for the six months ended September 30, 2011. Gross margin increased to 77% for the six months ended September 30, 2012, from 0% for the six months ended September 30, 2011.

Total operating expenses decreased to $(18,182) for the six months ended September 30, 2012 from $6,104,072 for the six months ended September 30, 2011. This decrease was primarily attributable to the $3,833,722 write-off of Goodwill for the six months ended September 30, 2011 and the salary action taken in the six months ended September 30, 2012, offset partially by the reserve for bad debt for the employee advances and the write-off of the note receivable.

Net loss for the six months ended September 30, 2012, was $251,191, compared to a net loss of $6,119,366 for the six months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash of $6,906 and working capital of $3,842,607. Net loss was $251,191 for the six months ended September 30, 2012. The Company generated a negative cash flow from operations of $250,682 for six months ended September 30, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s operations. During the six months ended September 30, 2012, the Company invested $2,104 in property, plant and equipment and reclassed $24,639 in property, plant and equipment to inventory. During the six months ended September 30, 2012, the Company raised $199,107 from a private placement it made by selling shares of its common stock.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company realized income of $22,466 and loss of $251,191 for the six months ended September 30, 2012 compared to income of $0 and losses of $6,119,366 for the six months ended September 30, 2011.  The Company had an accumulated deficit of $18,470,328at September 30, 2012.  The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

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

On December 10, 2012, Daniel Elliott tendered his resignation as an officer and director of the Company to address personal matters.  Mr. Elliott will, however, remain associated with the Company as a consultant.

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

VRDT CORPORATION

Date: February 14, 2013	By:	/s/ Graham Norton-Standen
Graham Norton-Standen
Executive Chairman

Date: February 14, 2013	By:	/s/ Dennis Hogan
Dennis Hogan
Chief Financial Officer