Form 10-Q
period 2012-12-31
VRDT Corp
filed 2013-02-14
CIK 1399480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOR ENDED DECEMBER 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITIION PERIOD FROM ____________ TO ____________

Commission File number: 000-52677

VRDT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	45-2405975
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

12223 Highland Avenue, Suite 106-542, Rancho Cucamonga, California  91739
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [ x ]

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

As of February 11, 2013, the Company has 178,611,141 shares of Class A Common Stock outstanding and no other classes of common stock.

TABLE OF CONTENTS

VRDT CORPORATION
(FORMERLY A DEVELOPMENT STAGE COMPANY)

PART I

ITEM 1.          FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

VRDT Corporation
Formerly a Development Stage Company
Balance Sheet

	December 31, 2012	March 31, 2012
ASSETS

CURRENT ASSETS:

Cash	$10,648	$36,447
Accounts Receivable	16,294	0
Inventory	25,244	0
Prepaid expenses	6,775,529	5,403,921
Note Receivable	0	215,383

Total Current Assets	6,827,715	5,655,751

PROPERTY AND EQUIPMENT, NET	16,323	48,144

OTHER ASSETS

Deposits	4,082	6,270
Investment in Subsidiary	0	0
Long-Term Warrant Expense	4,865,416	0
Intangibles	206,405	0
Goodwill	0	0

Total Other Assets	5,075,903	6,270

TOTAL ASSETS	$11,919,941	$5,710,165

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,738,318	$3,142,645
Accounts payable and accrued expenses - Related party	0	20,679
Deposits from stockholders	10,000	0
Notes Payable	95,000	95,000
Notes Payable - Related parties	664,991	942,759

Total Current Liabilities	3,508,309	4,201,083

LONG TERM LIABILITIES:

Notes Payable - Related parties	413,972	0

Total Long Term Liabilities	413,972	0

STOCKHOLERS' EQUITY / (DEFICIT)
Preferred stock, $.001 par value; 10,000,005 shares authorized 0 shares issued and outstanding at December 31, 2012	0	0
Common Stock, .001 par value: 989,999,995 shares authorized: 126,961,141 and 120,946,840 shares issued and outstanding as of December 31, 2012, and March 31, 2012, respectively	126,961	120,947
Additional paid-in capital	27,144,897	19,607,273
Accumulated Deficit	(19,274,198)	(18,219,138)
Total Stockholders' Equity / (Deficit)	7,997,660	1,509,082
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$11,919,941	$5,710,165

See the accompanying notes to the financial statements

VRDT Corporation
Formerly a Development Stage Company
Statement of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Sales	$53,382	$0	$72,902	$0
Cost of sales	(20,528)	0	(24,454)	0
Gross profit	32,854	0	48,448	0

Operating Expenses
Depreciation and amortization	21,331	1,153	31,600	1,991
General and administrative expenses	412,811	1,344,089	382,739	3,613,601
Impairment of goodwill	0	0	0	3,833,722
Total operating expenses	434,142	1,345,242	414,339	7,449,314

Income / (Loss) from Operations	(401,288)	(1,345,242)	(365,891)	(7,449,314)

Other Income / (Expense)
Interest Income	0	0	(383)	0
Interest (expense)	(343,235)	(3,605)	(581,022)	(12,154)
Interest (expense) - Related parties	(59,347)	(4,318)	(107,764)	(11,063)
Unrealized Exchange (Gain) / Loss	0	(50)	0	(50)
Total Other Income / (Expense)	(402,582)	(7,973)	(689,169)	(23,267)

Income / (Loss) before Income Taxes	(803,870)	(1,353,215)	(1,055,060)	(7,472,581)

Provisions for Income Taxes	0	0	0	0

Net Income / (Loss)	$(803,870)	$(1,353,215)	$(1,055,060)	$(7,472,581)

Net Income / (Loss) Per Share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.11)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.11)

Weighted Average Shares Outstanding
Basic	126,846,000	101,232,069	125,889,657	69,862,888
Diluted	139,346,000	101,232,069	133,022,384	69,862,888

See the accompanying notes to the financial statements

VRDT Corporation
Formerly a Development Stage Company
Statement of Stockholder's Deficiency
For the Period April 1, 2011 to December 31, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2011	3,700,726	3,701	8,414,039	(8,708,192)	(290,452)

Treasury Stock - Redemtion and cancellation	(1,700,000)	(1,700)	(848,300)		(850,000)
Issuance of common stock	46,021,000	46,021	5,242,780	0	5,288,800
Shares issued for services	14,015,500	14,016	1,442,405	0	1,456,420
Restricted Stock - Employees & Directors	53,650,000	53,650	5,311,350	0	5,365,000
Exercised warrants	259,614	260	0	0	260
Conversion of debt to equity	5,000,000	5,000	45,000	0	50,000

Net (Loss) / Income	0	0	0	(9,510,946)	(9,510,946)

Balance at March 31, 2012	120,946,840	120,947	19,607,273	(18,219,138)	1,509,082

Issuance of common stock
- 1st Quarter	910,115	910	154,190		155,100
- 2nd Quarter	553,186	553	43,454		44,007
- 3rd Quarter	339,000	339	57,291		57,630

Issuance of common stock	1,802,301	1,802	254,935	0	256,737

Shares issued for services
- 1st Quarter	2,880,000	2,880	285,120		288,000
- 2nd Quarter	20,000	20	4,529		4,549
- 3rd Quarter	12,000	12	2,388		2,400

Shares issued for services	2,912,000	2,912	292,037	0	294,949

Exercised warrants
- 2nd Quarter	300,000	300	2,700		3,000

Exercised warrants	300,000	300	2,700	0	3,000

Investment in Subsidiary
- 2nd Quarter	1,000,000	1,000	199,000		200,000

Investment in Subsidiary	1,000,000	1,000	199,000	0	200,000

Issuance of GEM warrants	0	0	6,788,952	0	6,788,952

Net loss
- 1st Quarter				(1,098,537)	(1,098,537)
- 2nd Quarter				847,346	847,346
- 3rd Quarter				(803,870)	(803,870)

Net (Loss) / Income	0	0	0	(1,055,061)	(1,055,061)

Balance at December 31, 2012	126,961,141	126,961	27,144,897	(19,274,199)	7,997,659

See the accompanying notes to the financial statements

VRDT Corporation
Formerly a Development Stage Company
Consolidated Statement of Cash Flows

	Nine Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATIONS:
Net Income / (Loss)	(1,055,060)	(7,472,581)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation & Amortization	31,600	1,991
Impairment of Goodwill		3,833,722
Impairment of Long-Lived Assets
Interest expense - amortization of warrants	565,746
Issurance of warrants for services	3,000
Common stock issued for services	294,949	842,800
Assumption of liabilities over value of assets	(38,747)	(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in accounts receivable	(16,294)
Decrease / (Increase) in inventory	(25,244)
Decrease / (Increase) in prepaid expenses	(6,717)	(60,006)
Decrease / (Increase) in note receivable	215,384
(Decrease) / Increase in accounts payable and accrued expenses	(425,008)	1,607,724
(Decrease) / Increase in shareholder deposits	10,000	1,000
(Decrease) / Increase in interest payable to stockholder	136,204	11,063
Net cash provided by operating activities	(310,186)	(2,068,010)

CASH FLOWS FROM INVESTING:
Purchase of property plant and equip	25,959	(22,565)
Deposits	2,188
Intangibles	(500)
Net cash used in investing activities	27,647	(22,565)

CASH FLOWS FROM FINANCING:
Net proceeds from notes payable - other		95,000
Payments on notes payable - other		(50,000)
Proceeds from inssuance of common stock	256,737	2,107,647
Net cash from financing activities	256,737	2,152,647
Net Increase / (Decrease) in cash	(25,802)	62,072
CASH AT BEGINNING OF PERIOD	36,447	101
CASH AT END OF PERIOD	10,645	62,173

See the accompanying notes to the financial statements

VRDT Corporation
Formerly a Development Stage Company
Consolidated Statement of Cash Flows - Continued

	Nine Months Ended December 31,
	2012	2011
SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for services	294,949	842,800
Common stock issued for investment in subsidiary	200,000
Warrants issued to acquire line of credit	6,788,952
Decrease in accrued salaries	2,433,496

See the accompanying notes to the financial statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1.            BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

The accompanying unaudited financial statements of VRDT Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. The results of operations for the interim period ended December 31, 2012 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending March 31, 2013. In the opinion of the Company’s management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The Company has reclassified certain amounts previously reported in our financial statements to conform to the current presentation. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at December 31, 2012 and the result of operations and cash flows for the three months ended December 31, 2012 and 2011 have been made.

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

NOTE 5.            GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $1,055,060 for the nine months ended December 31, 2012, and sustained losses of $9,510,946 for the year ended March 31, 2012. The Company had an accumulated deficit of $19,274,198 at December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

NOTE 7.            INTANGIBLES

The Company acquired 24Tech on September 1, 2012, for 1,000,000 shares of VRDT stock valued at $200,000. This consideration was classified as Intangibles associated with 24Tech’s client list. This Intangible will be amortized over 36 months commencing September 1, 2012.

NOTES TO FINANCIAL STATEMENTS

NOTE 8.            NOTES PAYABLE-RELATED PARTIES

The Company’s related party notes payable consist of the following:

	December 31, 2012	March 31, 2012

Note payable, 14% interest, principal and interest due montly commencing January 1, 2014, and due April 15, 2017.	$17,761	$0

Note payable, 12% interest, principal and interest due monthly commencing January 1, 2013, and due June 1, 2014. (1)	$175,669	$142,759

Note payable, 12% interest, principal and interest due monthly commencing January 1, 2013, and due June 1, 2014. Interst payment due 8/31/2012 of 10% of funds raised between date of extension and 8/31/2012 up to $10,000. (2)	$885,533	800,000
	$1,078,963	$942,759

Current portion of notes payable	$664,991

Non current portion of notes payable	$413,972

(1)  This note is convertible into 881,744 shares of common stock for its cancellation and the conversion price is based on the 10-day volume-weighted average price (“VWAP”) of the Company’s common stock or $0.16, whichever is less.  The accrued interest shall be converted at the same rate.

(2) The Company failed to make the interest payment due August 31, 2012.

NOTES TO FINANCIAL STATEMENTS

NOTE 9.            NOTES PAYABLE

The Company’s notes payable consists of the following:

	December 31, 2012	March 31, 2012

Notes payable, 15% interest, principle and interest due April 19, 2012	$45,000	$45,000

Note payable, 10% interest, principle and interest due March 18, 2012	50,000	50,000
	$95,000	$95,000

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

 The Company recognizes interest and penalties related to income taxes in income tax expense. The Company knew of no incurred penalties and interest for the three months ended December 31, 2012.

NOTE 11.          ACCOUNTS RECEIVABLE

On October 1, 2012, the Board of Directors retroactively reduced the salaries of all employees to the California minimum for exempt employees, currently $16 per hour, to the employees’ date of hire. Advances made to employees were reclassified from a contra to Deferred Salaries to Employee Advances. Any advance which had been reported for tax purposes were written off. A repayment plan will be negotiated with each employee. Repayment can be made through a formal note with the Company, deductions from future salaries and bonuses, or through Company repurchase of employee stock. If the employee so elects, the Employee Advance will be written off and the employee will accept the tax consequences in the then-current tax year. The amount reclassified as Employee Advances was $698,782. An allowance for bad debt has been established against the full amount of the Employee Advances.

NOTES TO FINANCIAL STATEMENTS

NOTE 12.         PREPAID EXPENSES

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

During the three months ended September 30, 2012, the Company issued 12,000,000 warrants to GEM in consideration for a line of credit of up to $30 million. These warrants were valued at $6,788,952, using Black-Scholes option pricing model. These warrants will be expensed over the five year life of the warrants. The portion of the warrants to be expensed in the twelve month period, $1,357,790, was recorded as a prepaid expense. That portion of the warrant expense to be realized over periods after the next twelve months, $5,204,863, as of September 30, 2012, was recorded as Long Term Warrant Expense.

The balances of Prepaid Expenses for December 31, 2012 and March 31, 2012 has been summarized below:

	Balance As Of
	December 31, 2012	March 31, 2012

Insurance	42,049	32,071
Current Portion Warrant Expense	1,357,790	0
Deferred Employee Restricted Stock Grants	4,765,000	4,765,000
Deferred Directors' Fees	600,000	600,000
Other Prepaid Items	10,690	6,850

Total Prepaid Expense	6,775,529	5,403,921

NOTE 13.         RELATED PARTY TRANSACTIONS

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

NOTES TO FINANCIAL STATEMENTS

During the three months ended September 30, 2012, the Company acquired 24Tech for 1,000,000 shares of VRDT stock, with acquisition value set at $200,000.

NOTE 14.         SUBSEQUENT EVENTS

On December 14, 2012, The Company entered into a Share Exchange Agreement (the “Agreement”) with Arch Hill Capital NV (“AHC”), whereby The Company will acquire all of AHC’s interest in Lithium Technology Corporation (“LTC”) in exchange for common stock in The Company.  Pursuant to the Agreement, upon Closing, The Company will acquire a 56.6% interest in LTC from AHC and AHC will obtain a 26.43% ownership interest in The Company.

On December 14, 2012, The Company also received a conditional funding commitment (the “Commitment”) from a private funding source in an amount up to $4 million, which funds The Company expects shall be used to provide capital for the ongoing and near term operational needs of The Company and LTC.  The Company will supplement this filing with the terms of the resulting funding agreement represented by the Commitment as soon as those terms have been formalized.

On January 28, 2013, the Company entered into an Acquisition Agreement (the “Agreement”) with Stichting Beheer Arch Hill I and Stichting Beheer Arch Hill II (collectively, “Stichting”) whereby The Company agreed to issue an aggregate of 51,600,000 shares of its restricted Common Stock, warrants to purchase an aggregate of 7,500,000 shares of Common Stock, and pay the sum of €1,000,000 in cash to Stichting in exchange for all of Stichting’s right title and interest in shares of Arch Hill Capital N.V. owned collectively by them (which shares represented all of the issued and outstanding shares of capital in Arch Hill).  Prior to the transaction, the Company was a depository receipt holder of Stichting Beheer Arch Hill II.  In accordance with the Agreement, Stichting will have a right to nominate 2 persons to stand for appointment or election as directors of The Company.

In connection with the Agreement, the Company issued a total of 51,600,000 restricted shares of its Common Stock to the designees of the Sellers and agreed to issue warrants giving the holders the right to acquire, in aggregate, 7.5 million shares of the Company’s Common Stock at an exercise price of $1.20 per share or participate in contingent value that may achieved with respect upon disposition of certain of Arch Hill’s present holdings. The offer and sale of restricted Common Stock and the warrants described herein were made in reliance on exemptions from registration provided for in Section 4(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated under the Securities Act.

NOTE 15.         STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 989,999,995 shares of common stock, of which 178,611,141 shares of Class A Common Stock have been issued and are outstanding as of February 11, 2013.   As of February 11, 2013, the Company has no other classes of common stock authorized, issued or outstanding.

NOTES TO FINANCIAL STATEMENTS

Preferred Stock

The Company is authorized to issue up to ten million five (10,000,005) shares of preferred stock with a par value of One Thousandths of One Cent ($0.001).  As of February 11, 2013, the Company has no series of preferred stock designated and no shares of preferred stock issued or outstanding.

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Granted	12,000,000
Exercised
Exchanged for Shares	0
Expired	0

Outstanding at December 31, 2012	12,000,000	$0.85	4.58	0

Exercisable at December 31, 2012	12,000,000	$0.85	4.58	0
Weighted Average Grant Date Fair Value		$0.566

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

NOTES TO FINANCIAL STATEMENTS

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

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at March 31, 2010
Granted	500,000	$0.16
Exercised
Exchanged for Shares
Expired

Outstanding at March 31, 2011	500,000	$0.16	4.87	70,000

Granted	0
Exercised
Exchanged for Shares	(300,000)	$0.16
Expired	0

Outstanding at March 31, 2012	200,000	$0.16	3.87	28,000

Granted	0
Exercised
Exchanged for Shares	0
Expired	0

Outstanding at December 31, 2012	200,000	$0.16	3.12	26,000

Exercisable at December 31, 2012	200,000	$0.16	3.12	26,000
Weighted Average Grant Date Fair Value		$0.16

NOTES TO FINANCIAL STATEMENTS

NOTE 16.         AMENDED FINANCIAL STATEMENTS

The financial statements for the three months ended September 30, 2012, have been amended and restated. The financial statements for the three months ended December 31, 2012, have incorporated the results of these changes.

NOTE 17.         PRO-FORMA FINANCIAL STATEMENTS

The following table displays the three and nine month Pro-Forma Statements of Operations for 2012 and 2011 assuming that the acquisition of 24Tech took place April 1, 2011.

VRDT Corporation
Pro-Forma Statement of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Sales	$53,382	$33,400	$186,784	$203,987
Cost of sales	(20,528)	(10,927)	(67,955)	(85,998)
Gross profit	32,854	22,473	118,828	117,989

Operating Expenses
Depreciation and amortization	21,331	21,226	67,605	65,832
General and administrative expenses	412,811	1,370,900	449,535	3,742,976
Impairment of goodwill	0	0	0	3,833,722
Total operating expenses	434,142	1,392,126	517,139	7,642,530

Income / (Loss) from Operations	(401,288)	(1,369,653)	(398,311)	(7,524,541)

Other Income / (Expense)
Other income		0	14,555	95
Loss from conversion of shareholder debt		0	0	0
Interest Income	0	0	(383)	0
Interest (expense)	(343,235)	(3,617)	(582,609)	(12,238)
Interest (expense) - Related parties	(59,347)	(4,318)	(107,764)	(11,063)
Unrealized Exchange (Gain) / Loss	0	(50)	0	(50)
Total Other Income / (Expense)	(402,582)	(7,985)	(676,201)	(23,256)

Income / (Loss) before Income Taxes	(803,870)	(1,377,638)	(1,074,512)	(7,547,797)

Provisions for Income Taxes	0	0	0	0

Net Income / (Loss)	$(803,870)	$(1,377,638)	$(1,074,512)	$(7,547,797)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Three Months Ended December 31, 2012 as Compared to the Three Months Ended December 31, 2011.

Overview

Total revenues changed to $53,382 for the three months ended December 31, 2012, from $0 for the three months ended December 31, 2011. The revenue for the three months ended December 31, 2012, were from computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Cost of goods increased to $20,528 for the three months ended December 31, 2012, from $0 for the three months ended December 31, 2011. The cost of goods sold for the three months ended December 31, 2012, were associated with computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Gross profit increased to $32,854 for the three months ended December 31, 2012, from $0 for the three months ended December 31, 2011. Gross margin increased to 62% for the three months ended December 31, 2012, from 0% for the three months ended December 31, 2011.

Total operating expenses decreased to $412,811 for the three months ended December 31, 2012, from $1,344,089 for the three months ended December 31, 2011. This decrease was primarily attributable to a salary action taken by the Board of Directors during the three months ended September 30, 2012 reducing employee salaries.

Non-operating expenses increased to $402,582 for the three months ended December 31, 2012, from $7,973 for the three months ended December 31, 2011. This increase was associated with the interest on debt to related parties and to amortization of the GEM warrant expense.

Net loss for the three months ended December 31, 2012, was $803,870, from a net loss for the three months ended December 31, 2011 of $1,353,215. The decrease in loss was associated with the salary action taken by the Board of Directors, partially offset by the increase in non-operating expenses.

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash of $10,648 and working capital of $3,319,406. Net loss was $803,870 for the three months ended December 31, 2012. The Company generated a negative cash flow from operations of $39,754 for three months ended December 31, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s general operating expense.  During the quarter ended December 31, 2012, the Company raised $57,630 from a private placement it made by selling shares of its common stock.

Results of Operations for the Nine Months Ended December 31, 2012 as Compared to the Nine Months Ended December 31, 2011.

Overview

Total revenues changed to $72,902 for the nine months ended December 31, 2012, from $0 for the nine months ended December 31, 2011. The revenue for the nine months ended December 31, 2012, were from computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Cost of goods increased to $24,454 for the nine months ended December 31, 2012, from $0 for the nine months ended December 31, 2011. The cost of goods sold for the nine months ended December 31, 2012, were associated with computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Gross profit increased to $48,448 for the nine months ended December 31, 2012, from $0 for the nine months ended December 31, 2011. Gross margin increased to 66% for the nine months ended December 31, 2012, from 0% for the nine months ended December 31.

Total operating expenses decreased to $382,739 for the nine months ended December 31, 2012, from $7,449,314 for the nine months ended December 31, 2011. This decrease was primarily attributable to the $3,833,722 write-off of Goodwill for the nine months ended December 31, 2011 and the salary action taken in the nine months ended December 31, 2012.

Non-operating expenses increased to $689,169 for the nine months ended December 31, 2012, from $23,267 for the nine months ended December 31, 2011. This increase was associated with the interest on debt to related parties and to amortization of the GEM warrant expense.

Net loss for the nine months ended December 31, 2012, was $1,055,060, compared to a net loss of $7,472,581 for the nine months ended December 31, 2011.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash of $10,648 and working capital of $3,319,406. Net loss was $1,055,060 for the nine months ended December 31, 2012. The Company generated a negative cash flow from operations of $310,186 for nine months ended December 31, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s general operating expenses.  During the nine months ended December 31, 2012, the Company invested $2,104 in property, plant and equipment and reclassed $24,639 in property, plant and equipment to inventory. During the nine months ended December 31, 2012, the Company raised $256,737 from a private placement it made by selling shares of its common stock.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company realized revenue of $72,902 and loss of $1,055,060 for the nine months ended December 31, 2012 compared to revenue of $0 and losses of $7,472,581 for the nine months ended December 31, 2011.  The Company had an accumulated deficit of $19,274,198 at December 31, 2012.  The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the

These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.  No assurance can be given that the Company will be successful in these efforts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is inapplicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) as of the quarter ending December 31, 2012 covered by this Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Management is still in the process of evaluating its internal controls over financial reporting, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this ongoing evaluation, management has concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2012 under the criteria set forth in the Internal Control—Integrated Framework.  The determination was made partially due to the small size of the company and a lack of segregation of duties.

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

During the quarter ended December 31, 2012, the Company issued 339,000 shares of restricted common stock through a private placement, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, at a valuation of $0.17 per share for a total consideration of $57,630.  During the quarter ended December 31, 2012, the Company issued 12,000 shares of restricted common stock to various consultants for services, pursuant to the exemption from the registration requirements of Section 5 of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, at a valuation of $0.20 per share for a total consideration of $2,400.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES None.

ITEM 5.	OTHER INFORMATION

On December 10, 2012, Daniel Elliott tendered his resignation as an officer and director of the Company to address personal matters.  Mr. Elliott will, however, remain associated with the Company as a consultant.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

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