Form 10-K/A
period 2012-03-31
VRDT Corp
filed 2013-07-24
CIK 1399480

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

As of June 26, 2012, the Company has 124,621,955 shares of common stock issued and outstanding. Included in this balance are the 54,900,000 shares issued under Restricted Stock Agreements (RSAs) that are issued, outstanding and eligible to vote, but are not included in the financial statements for presentation purposes.

EXPLANATORY NOTE

This Amendment No. 4 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ending March 31, 2012, originally filed on June 29, 2012 (the “Original Filing”) by VRDT Corporation, a Delaware corporation (“VRDT,” the “Company,” “we,” or “us”). We are filing this Amendment to change the presentation of the Restricted Stock Agreements (RSAs).

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

Based on the information provided to the current management by the prior management, representations made in the merger agreement between Verdant Industries, Inc., and Winwheel Bullion, Inc., and the public filings made by Winwheel Bullion, Inc., prior to the merger between it and Verdant Industries, Inc., we believe that the Company was previously a “shell company” as defined in Rule 12b-2 of the Exchange Act. Furthermore, Verdant Industries, Inc., was also a “shell company” as the time of the merger.

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

To date, we have formed several strategic relationships with major industry leaders, including the following:

●	WindStrip, LLC- joint venture agreement for the development of wind energy systems and storage solutions;
●	Harbin Coslight Power Co., Ltd- joint venture agreement for battery manufacturing;
●	Delta Motorsport Limited- joint venture agreement for development of fully electric, high performance motor vehicle;
●	Facility Shield International, Inc. - trading agreement for purchase and sale of battery technology and safety and environmental protection services; and
●	Talesun Solar USA, Ltd. - joint venture for photovoltaic energy storage and distribution system.

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

As the demand for electric vehicles and other modern energy technologies increases there is greater strain put on the existing infrastructure for power distribution. Cost issues between energy storage and energy generation has created a scenario of “just keep generating more’ and results in tremendous inefficiencies and crippling issues with peak mitigation and frequency regulation. Utilities are struggling to keep up while wasting significant amounts of power during non-peak times.

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

Looking ahead, we believe the terms “green’ and “alternative’ energy are short-lived. Future markets will embrace the most efficient, profitable and sustainable way forward. Today it’s “green’ and “alternative.’ Tomorrow it will be the standard.

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

Verdant offers key solutions to grid management through:
●	Dependable and manageable energy storage;
●	Reduced costs for energy storage;
●	Electrification of transportation;
●	Frequency regulation;
●	Peak power mitigation
●	Charging infrastructure development and distribution;
●	Integration of solar, wind and other energy generation technology;
●	Consumer energy cost reduction;
●	Electric vehicle purchase cost reduction; and
●	Risk mitigation.

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

Total operating expenses increased to $9,279,295 for the fiscal year ending March 31, 2012 from $104,987 for fiscal year ending March 31, 2011. This increase was primarily attributable to significant professional fees, travel and salary costs to enter into the new business activities and hiring personnel.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash of $36,447 and negative working capital of $4,075,715. Net loss was $9,310,946 for the fiscal year ending March 31, 2012. The Company generated a negative cash flow from operations of $2,145,439 for fiscal year ending March 31, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s increase in accrued salaries and consulting fees. During the fiscal year ending March 31, 2012, the Company invested $52,015 in property, plant and equipment. During the fiscal year ending March 31, 2012, the Company raised $2,338,800 from private placements it made by selling 21,021,000 shares of its common stock.

The Company sustained losses of $9,310,946 and $115,118 for the years ended March 31, 2012 and 2011, respectively. The Company had an accumulated deficit of $18,019,138 and $8,708,192 at March 31, 2012 and 2011, respectively.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

VRDT Corporation

(A Development Stage Company)

Consolidated Balance Sheet

	March 31, 2012	March 31, 2011
	Restated
ASSETS
CURRENT ASSETS:
Cash	$36,447	$101
Prepaid expenses	38,921	3,472
Total Current Assets	75,368	3,573

PROPERTY AND EQUIPMENT, NET	48,144	0

OTHER ASSETS

Deposits	6,270	0
Note Receivable	215,383	0
Total Other Assets	221,653	0
TOTAL ASSETS	$345,165	$3,573

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,092,645	$147,498
Accounts payable and accrued expenses - Related party	20,679	3,768
Notes Payable	95,000	0
Notes Payable - Related parties	942,759	142,759
Total Current Liabilities	4,151,083	294,025

STOCKHOLERS' EQUITY / (DEFICIT)

Preferred stock, $.001 par value; 10,000,005 shares authorized, 0 shares issued and outstanding at March 31, 2012	0	0
Common Stock, .001 par value: 989,999,995 shares authorized: 66,546,840 and 3,700,726 shares issued and outstanding as of March 31, 2012, and March 31, 2011, respectively	66,547	3,701
Common Stock issued under Restricted Stock Agreements, 54,400,000 shares issued and pending as of March 31, 2012	0	0
Additional paid-in capital	14,146,673	8,414,039
Deficit accumulated during the development stage	(18,019,138)	(8,708,192)
Total Stockholders' Equity / (Deficit)	(3,805,918)	(290,452)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$345,165	$3,573

See the accompanying notes to the financial statements

VRDT Corporation

(A Development Stage Company)

Consolidated Statement of Operations

	Twelve Months Ended March 31,		For the Period August 19, 1999 (Inception) to
	2012	2011	March 31, 2012
	Restated

Sales	$0	$0	$370,800
Cost of sales	0	0	0

Gross profit	0	0	370,800

Operating Expenses

Depreciation and amortization	3,871	0	4,709
General and administrative expenses	5,441,702	104,987	12,377,304
Impairment of goodwill	3,833,722	0	3,833,722
Impairment of long-lived assets	0	0	855
Impairment of loan receivable	0	0	130,000

Total operating expenses	9,279,295	104,987	16,346,590

Income / (Loss) from Operations	(9,279,295)	(104,987)	(15,975,790)

Other Income / (Expense)

Other income	0	0	56,889
Loss from conversion of shareholder debt	0	0	(1,506,528)
Interest Income	383	0	383
Interest (expense)	(15,123)	(10,131)	(561,523)
Interest (expense) - Related parties	(16,911)	0	(32,569)

Total Other Income / (Expense)	(31,651)	(10,131)	(2,043,348)

Income / (Loss) before Income Taxes	(9,310,946)	(115,118)	(18,019,138)

Provisions for Income Taxes	0	0	0

Net Income / (Loss)	$(9,310,946)	$(115,118)	$(18,019,138)

Net Income / (Loss) Per Share:
Basic	$(0.16)	$(0.03)

Weighted Average Shares Outstanding
Basic	59,001,914	3,700,726

See the accompanying notes to the financial statements

VRDT Corporation

(A Development Stage Company)

Statement of Stockholder's Equity

For the Period August 19, 1999 (Inception) to March 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
	Restated

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

See the accompanying notes to the financial statements

VRDT Corporation

(A Development Stage Company)

Statement of Stockholder's Equity - continued

For the Period August, 1999 (Inception) to March 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
	Restated

Conversion of Martin debt	300,000	$300	$60,700		$61,000
Net loss				(73,636)	(73,636)

Balance at March 31, 2010	3,700,726	3,701	8,334,539	(8,593,074)	(254,834)
Stock-based compensation - Non-Emp			79,500		79,500
Net loss				(115,118)	(115,118)

Balance at March 31, 2011	3,700,726	3,701	8,414,039	(8,708,192)	(290,452)

Issuance of common stock - Change in Control	30,000,000	30,000	2,970,000	0	3,000,000

Treasury Stock - Redemtion and cancellation	(1,700,000)	(1,700)	(848,300)		(850,000)
Issuance of common stock - Purchased for Cash	16,021,000	16,021	2,272,780	0	2,288,800
Shares issued for services	13,265,500	13,266	1,293,155	0	1,306,420
Restricted Stock - Employees & Directors	54,400,000	0	0	0	0
Exercised warrants	259,614	260	0	0	260
Conversion of debt to equity	5,000,000	5,000	45,000	0	50,000
Net (Loss) / Income	0	0	0	(9,310,946)	(9,310,946)

Balance at March 31, 2012	120,946,840	$66,547	$14,146,673	$(18,019,138)	$(3,805,918)

See the accompanying notes to the financial statements

VRDT Corporation

(A Development Stage Company)

Consolidated Statement of Cash Flows

	Tweleve Months Ended March 31,		For the Period August 19, 1999 (Inception) to
	2012	2011	March 31, 2012
	Restated
CASH FLOWS FROM OPERATIONS:

Net Income / (Loss)	$(9,310,946)	$(115,118)	$(18,019,138)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:

Depreciation and amortization	3,871		56,660
Impairment of Goodwill	3,833,722		3,833,722
Impairment of Long-Lived Assets			855
Impairment of Loan Receivable			130,000
Accrued Interest on payable converted to debt			209,817
Issurance of warrants for services		79,500	79,500
Common stock issued for services	1,456,680		1,580,279
Loss on conversion of stockholder debt to C/Stock			1,506,528
Expense paid by stockholder and affiliate			636,796
Payables and servcies converted to C/Stock			770,674
Assumption of liabilities over value of assets	(833,722)		(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in prepaid expenses	(41,719)	(490)	(45,191)
Decrease / (Increase) in note receivable	(215,383)		(215,383)
(Decrease) / Increase in accounts payable and accrued expenses	2,945,147	(7,000)	3,101,899
(Decrease) / Increase in interest payable to stockholder	16,911	(5,352)	356,436

Net cash provided by operating activities	(2,145,439)	(48,460)	(6,850,268)

CASH FLOWS FROM INVESTING:

Purchase of property plant and equipment	(52,015)		(105,659)
Loan receivable			(130,000)

Net cash used in investing activities	(52,015)	0	(235,659)

CASH FLOWS FROM FINANCING:

Proceeds from parent company			697,193
Proceeds from notes payable - other	95,000		480,000
Proceeds from notes payable - shareholder		48,523	1,911,907
Proceeds from notes payable - affiliates			2,564,191
Payments on notes payable - other	(50,000)		(388,018)
Payments on notes payable - shareholder			(190,699)
Payments on notes payable - affiliates			(141,000)
Proceeds from inssuance of common stock	2,188,800		2,188,800

Net cash from financing activities	2,233,800	48,523	7,122,374

Net Increase / (Decrease) in cash	36,346	63	36,447

CASH AT BEGINNING OF PERIOD	101	38	0

CASH AT END OF PERIOD	$36,447	$101	$36,447

See the accompanying notes to the financial statements

VRDT Corporation

(A Development Stage Company)

Statement of Cash Flows - continued

	Tweleve Months Ended March 31,		April 19. 1999 to
	2012	2011	March 31, 2012
	Restated
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

NOTE 6.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of $9,310,946 and $115,118 for the years ended March 31, 2012 and 2011, respectively. The Company had an accumulated deficit of $18,019,138 and $8,708,192 at March 31, 2012 and 2011, respectively.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

The Company’s Certificate of Incorporation authorizes us to issue 989,999,995 shares of common stock, par value $.001 per share.  As of March 31, 2012, there were 120,946,840 shares of Class A Common Stock issued and outstanding.   As of March 31, 2012, the Company had no other classes of capital stock authorized, issued or outstanding.  The 120,946,840 shares of Class A Common Stock that were issued and outstanding as of March 31, 2012 include 54,400,000 shares of Class A Common Stock that were issued in 2011 and 2012 to key employees and executives and yet at March 31, 2012 remained subject to a repurchase or cancellation right in favor of the Company if certain conditions were not met, including for instance, termination of continued employment of the holder by the Company.  The Company had not at March 31, 2012 exercised its repurchase/cancellation right as to any of such unvested shares, but the Company’s repurchase/cancellation right was exercisable as to all 54,400,000 unvested shares at such date.  For accounting presentation purposes herein, all 54,400,000 issued but unvested shares will not be considered as outstanding securities.  However, pursuant to Delaware state law, which governs the issuance and repurchase of our capital stock, all such shares are duly and validly issued, outstanding and eligible to vote.

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

In June, 2011, the Company created the Class A Convertible Stock, which shares were issued on or about June 7, 2011. However, in October, 2012, counsel discovered that the appropriate shareholder notifications were not filed with the Commission and mailed to all of the shareholders as is required. As such, counsel undertook to notify the shareholders and filed a preliminary Schedule 14-C with the Commission. During the process of the working with the Commission to approve a definitive 14-C, the holders of the Class A Convertible Stock each voluntarily surrendered that stock in October, 2012. Between June, 2011 and present, no actions were taken by the holders of the Class A Convertible Preferred Stock. Subsequently, each of the holders of the Class A Convertible Stock tendered their shares of Class A Convertible Stock to the Company for cancelation, such shares were canceled and, in November 2012, the Company filed a Certification of Elimination with the Delaware Secretary of State to eliminate the Class A Convertible Stock.

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

Prior to the acquisition of Verdant Industries, Inc., for the year ending March 31, 2011, the Company granted warrants to non-employee individuals and entities as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Outstanding at March 31, 2010
Granted	500,000	$0.16
Exercised
Exchanged for Shares
Expired

Outstanding at March 31, 2011	500,000	$0.16	4.87	70,000

Granted	0
Exercised
Exchanged for Shares	(300,000)	$0.16
Expired	0

Outstanding at March 31, 2012	200,000	$0.16	3.87	28,000

Exercisable at March 31, 2012	200,000	$0.16	3.42	28,000
Weighted Average Grant Date Fair Value		$0.16

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

NOTE 14     EARNINGS PER SHARE

The Company’s Certificate of Incorporation authorizes us to issue 989,999,995 shares of common stock, par value $.001 per share.  As of March 31, 2012, there were 120,946,840 shares of Class A Common Stock issued and outstanding.   As of March 31, 2012, the Company had no other classes of capital stock authorized, issued or outstanding.  The 120,946,840 shares of Class A Common Stock that were issued and outstanding as of March 31, 2012 include 54,400,000 shares of Class A Common Stock that were issued in 2011 and 2012 to key employees and executives and yet at March 31, 2012 remained subject to a repurchase or cancellation right in favor of the Company if certain conditions were not met, including for instance, termination of continued employment of the holder by the Company.  The Company had not at March 31, 2012 exercised its repurchase/cancellation right as to any of such unvested shares, but the Company’s repurchase/cancellation right was exercisable as to all 54,400,000 unvested shares at such date.  For accounting presentation purposes herein, all 54,400,000 issued but unvested shares will not be considered as outstanding securities for earnings per share calculation.  However, pursuant to Delaware state law, which governs the issuance and repurchase of our capital stock, all such shares are duly and validly issued, outstanding and eligible to vote.

Due to the net loss realized by the Company, warrants were not considered for earnings per share calculation.

NOTE 15.     RESTATED FINANCIAL STATEMENTS

The financial statements have been restated to reflect the following changes:

●	Reclassification of Restricted Stock Agreements (RSAs)

In August, 2011 and March 2012, the Company and several of its employees and consultants (the “Recipients”) entered into the RSAs on an individual basis. A total of 54,900,000 shares of Class A Common Stock were so issued. Pursuant to the terms of the RSAs, and each of them, the Recipients each received a block grant of restricted stock (“Restricted Securities”), which shall vest and become non-forfeitable under certain conditions. Of these shares, 54,400,000 shares were issued and outstanding as of March 31, 2012.

Until the vesting of the restricted stock granted by way of the RSAs, the Company retains the ability to repurchase the restricted stock from the Recipient at par value ($0.001) per share, and, under certain conditions, including for instance, the termination of continued employment of the holder by the Company, cancel the restricted stock. As of the date of this Report, none of the restricted stock granted in the RSAs has vested.

Since the shares issued under RSAs are outstanding and eligible to vote, they were originally considered in the number of outstanding shares of the Company. Until vesting, their value was considered a Prepaid Expense to be recognized as a valid expense of the Company at vesting.

Due to the Company’s right to cancel the shares under certain conditions, for financial presentation purposes, the entire 54,900,000 shares are no longer considered as outstanding securities for financial calculation purposes, though they remain duly issued, outstanding and eligible to vote.

The line-by-line effect of these changes are reflected as follows:

Consolidated Balance Sheet

VRDT Corporation

(A Development Stage Company)

Consolidated Balance Sheet

For Fiscal Year Ended 3/31/2012

	As Originally Filed	Reclassification of RSAs	As Amended
ASSETS

CURRENT ASSETS:

Cash	$36,447	$0	$36,447
Prepaid expenses	5,403,921	(5,365,000)	38,921
Total Current Assets	5,440,368	(5,365,000)	75,368

PROPERTY AND EQUIPMENT, NET	48,144		48,144

OTHER ASSETS

Deposits	6,270	0	6,270
Note Receivable	215,383	0	215,383
Total Other Assets	221,653	0	221,653
TOTAL ASSETS	$5,710,165	$(5,365,000)	$345,165

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,142,645	$(50,000)	$3,092,645
Accounts payable and accrued expenses - Related party	20,679	0	20,679
Notes Payable	95,000	0	95,000
Notes Payable - Related parties	942,759	0	942,759
Total Current Liabilities	4,201,083	(50,000)	4,151,083

STOCKHOLERS' EQUITY / (DEFICIT)

Preferred stock	0	0	0
Common Stock	120,947	(54,400)	66,547
Common Stock issued under Restricted Stock Agreements	0	0	0
Additional paid-in capital	19,607,273	(5,460,600)	14,146,673
Deficit accumulated during the development stage	(18,219,138)	200,000	(18,019,138)
Total Stockholders' Equity / (Deficit)	1,509,082	(5,315,000)	(3,805,918)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$5,710,165	$(5,365,000)	$345,165

Consolidated Income Statement

VRDT Corporation

(A Development Stage Company)

Consolidated Statement of Operations

For Fiscal Year Ended 3/31/2012

	As Originally Filed	Reclassification of RSAs	As Amended

Sales	$0	$0	$0
Cost of sales	0	0	0
Gross profit	0	0	0

Operating Expenses

Depreciation and amortization	3,871	0	3,871
General and administrative expenses	5,641,702	(200,000)	5,441,702
Impairment of goodwill	3,833,722	0	3,833,722
Impairment of long-lived assets	0	0	0
Impairment of loan receivable	0	0	0
Total operating expenses	9,479,295	(200,000)	9,279,295

Income / (Loss) from Operations	(9,479,295)	200,000	(9,279,295)

Other Income / (Expense)

Other income	0	0	0
Loss from conversion of shareholder debt	0	0	0
Interest Income	383	0	383
Interest (expense)	(15,123)	0	(15,123)
Interest (expense) - Related parties	(16,911)	0	(16,911)
Total Other Income / (Expense)	(31,651)	0	(31,651)

Income / (Loss) before Income Taxes	(9,510,946)	200,000	(9,310,946)

Provisions for Income Taxes	0	0	0

Net Income / (Loss)	$(9,510,946)	$200,000	$(9,310,946)

Net Income / (Loss) Per Share:
Basic	$(0.12)	$(0.04)	$(0.16)

Weighted Average Shares Outstanding
Basic	79,726,924	(20,725,010)	59,001,914

Equity

VRDT Corporation

(A Development Stage Company)

Statement of Stockholder's Equity

For Fiscal Year Ended 3/31/2012

	As Originally Filed	Reclassification of RSAs	As Amended

Common Stock: Shares
Balance at March 31, 2011	3,700,726	0	3,700,726
Issuance of common stock - Change in Control	30,000,000	0	30,000,000
Treasury Stock - Redemtion and cancellation	(1,700,000)	0	(1,700,000)
Issuance of common stock - Purchased for Cash	16,020,500	500	16,021,000
Shares issued for services	14,015,500	(750,000)	13,265,500
Restricted Stock - Employees & Directors	53,650,000	750,000	54,400,000
Exercised warrants	259,614	0	259,614
Conversion of debt to equity	5,000,000	0	5,000,000
Balance at March 31, 2012	120,946,340	(54,399,500)	120,946,840

Common Stock: Amount
Balance at March 31, 2011	$3,701	$-	$3,701
Issuance of common stock - Change in Control	30,000	0	30,000
Treasury Stock - Redemtion and cancellation	(1,700)	0	(1,700)
Issuance of common stock - Purchased for Cash	16,021	0	16,021
Shares issued for services	14,016	(750)	13,266
Restricted Stock - Employees & Directors	53,650	(53,650)	0
Exercised warrants	260	0	260
Conversion of debt to equity	5,000	0	5,000
Balance at March 31, 2012	$120,947	$(54,400)	$66,547

Additional Paid-In Capital
Balance at March 31, 2011	$8,414,039	$-	$8,414,039
Issuance of common stock - Change in Control	2,970,000	0	2,970,000
Treasury Stock - Redemtion and cancellation	(848,300)	0	(848,300)
Issuance of common stock - Purchased for Cash	2,272,780	0	2,272,780
Shares issued for services	1,442,405	(149,250)	1,293,155
Restricted Stock - Employees & Directors	5,311,350	(5,311,350)	0
Exercised warrants	0	0	0
Conversion of debt to equity	45,000	0	45,000
Balance at March 31, 2012	$19,607,273	$(5,460,600)	$14,146,673

Total Stockholders' Equity
Balance at March 31, 2011	$(290,452)	$-	$(290,452)
Issuance of common stock - Change in Control	3,000,000	0	3,000,000
Treasury Stock - Redemtion and cancellation	(850,000)	0	(850,000)
Issuance of common stock - Purchased for Cash	2,288,800	0	2,288,800
Shares issued for services	1,456,420	(150,000)	1,306,420
Restricted Stock - Employees & Directors	5,365,000	(5,365,000)	0
Exercised warrants	260	0	260
Conversion of debt to equity	50,000	0	50,000
Net (Loss) / Income	(9,510,946)	200,000	(9,310,946)
Balance at March 31, 2012	$1,509,082	$(5,315,000)	$(3,805,918)

Consolidated Cash Flow

VRDT Corporation

(A Development Stage Company)

Consolidated Statement of Cash Flows

For Fiscal Year Ended 3/31/2012

	As Originally Filed	Reclassification of RSAs	As Amended

CASH FLOWS FROM OPERATIONS:

Net Income / (Loss)	$(9,510,946)	$200,000	$(9,310,946)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:

Depreciation and amortization	3,871	0	3,871
Impairment of Goodwill	3,833,722	0	3,833,722
Common stock issued for services	1,456,680	0	1,456,680
Assumption of liabilities over value of assets	(833,722)	0	(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in prepaid expenses	(41,719)	0	(41,719)
Decrease / (Increase) in note receivable	(215,383)	0	(215,383)
(Decrease) / Increase in accounts payable and accrued expenses	2,995,147	(50,000)	2,945,147
(Decrease) / Increase in interest payable to stockholder	16,911	0	16,911
Net cash provided by operating activities	(2,295,439)	150,000	(2,145,439)

CASH FLOWS FROM INVESTING:

Purchase of property plant and equipment	(52,015)	0	(52,015)
Net cash used in investing activities	(52,015)	0	(52,015)

CASH FLOWS FROM FINANCING:

Proceeds from notes payable - other	95,000	0	95,000
Payments on notes payable - other	(50,000)	0	(50,000)
Proceeds from inssuance of common stock	2,338,800	(150,000)	2,188,800
Net cash from financing activities	2,383,800	(150,000)	2,233,800
Net Increase / (Decrease) in cash	36,346	0	36,346

CASH AT BEGINNING OF PERIOD	101	0	101

CASH AT END OF PERIOD	$36,447	0	$36,447

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

VRDT Corporation

We have audited the accompanying consolidated balance sheets of VRDT Corporation as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and from August 19, 1999 (Inception) through March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VRDT Corporation as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from August 19, 1999 (Inception) through March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in footnote 15 to the consolidated financial statements, the consolidated financial statements as of and for the year ended March 31, 2012 have been revised to change the presentation of restricted stock awards.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
June 29, 2012 and July 22, 2013 with respect to the restricted stock award presentation

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

Compensation for employee-directors is set forth below. See: “2012 Compensation Actions for Our Named Executive Officers (through March 31, 2012).”

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

Elements of Compensation and Pay Mix

For the year ending March 31, 2012, executive compensation consisted of the following elements (discussed in detail below) to promote our pay-for-performance philosophy and compensation goals and objectives:

●	base salary;
●	annual cash incentive awards linked to our overall performance;
●	periodic grants of long-term equity-based compensation; and
●	health and retirement benefits generally available to employees.

We combine these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our executive officers and other senior personnel with those of our stockholders. We also provide executives with severance and double-trigger change in control benefits as described below.

Although we do not have a policy to allocate specific percentages of compensation to any particular element, we believe the combination of elements provides a well-proportioned mix of secure compensation, retention value and at-risk compensation that produces short-term and long-term performance incentives and rewards. By following this approach, we motivate our executives to focus on business results that will produce a high level of short-term and long-term performance for us and potential long-term value creation for our executives, as well as reducing the risk of recruitment of top executive talent by competitors. We do not have a formula for determining the amount of each element of compensation. Instead, each element is determined based on a combination of the factors described under “Short-Term Incentives,” “Long-Term Incentives” and “2012 Compensation Actions for Our Named Executive Officers.” Except as otherwise described in these sections, there was no particular primary factor in determining the amount of any element and instead, as a private company, our compensation decisions were based on subjective judgments about appropriate amounts after considering the factors listed in these sections. We believe a mix of annual cash incentive awards and long-term equity compensation provides an appropriate balance between short-term business performance and long-term financial and stock performance.

Short-Term Incentives

Base Salary. Base salary is designed to provide our executive officers with steady cash flow during the course of the year that is not contingent on short-term variations in our corporate performance. The base salaries established for 2011 for each of our named executive officers were intended to reflect wages that we believe are competitive for positions in companies of similar size and stage of development based on the experience and general knowledge of our Chief Executive Officer and our board of directors. The setting of salaries also includes a subjective judgment as to appropriate levels taking into account each individual’s job duties, responsibilities and experience and comparisons to the salaries of our other executive officers. The base salary increases described below under “2012 Compensation Actions for Our Named Executive Officers” were based on these considerations, except as specifically described below.

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

Initial equity compensation awards for executive officers are individually negotiated with each executive officer at the time they are hired. In determining initial equity grants, our Chief Executive Officer and board of directors considered a number of factors, including the competitive market for corresponding positions within comparable companies, the general and personal knowledge possessed by our Chief Executive Officer, human resources staff and board members, internal equity and a subjective evaluation of the potential contributions of the executive officer to the company given the executive’s particular position within the company (such as potential impact on long-term results or impact on operational results). The individual grants approved in 2011 and 2012, as described below under “2012 Compensation Actions for Our Named Executive Officers,” were determined based on a review of the executive’s job performance in addition to a review of the criteria described above. Equity awards to executive officers have not historically been based upon a formula.

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

2012 Compensation Actions for Our Named Executive Officers (through March 31, 2012)

Name	Position	Salary($/year)[1]	Stock Awards (Fair Value in $)’[2]
Graham Norton-Standen	Executive Chairman	312,000	400,000
Daniel J, Elliott	Chief Production Officer	312,000	400,000
Steve Aust	President	312,000	400,000
Dennis Hogan	Chief Financial Officer	264,000	200,000
David Edgar	Chief Technical Officer	240,000	200,000

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

2

The stock awards identified herein refer to shares of stock granted to officers, directors, employees, and consultants on August 8, 2011, pursuant to a written Restricted Stock Agreement (“RSA”) between the Company and each individual recipient and described more fully below (See- “Grants of Plan-Based Awards in Fiscal 2011”). Fair Value for the shares issued pursuant to RSAs has been computed in accordance with FASB ASC Topic 718 and identified as pre-paid expenses in the Company’s financial reports.

Grants of Plan-Based Awards in Fiscal 2012

In August, 2011 and March 2012, the Company and several of its employees and consultants (the “Recipients”) entered into the RSAs on an individual basis. A total of 54,900,000 shares (54,400,000 as of March 31, 2012) of Class A Common Stock were so issued. Pursuant to the terms of the RSAs, and each of them, the Recipients each received a block grant of restricted stock (“Restricted Securities”), which shall vest and become non-forfeitable as set forth below:

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

Until the vesting of the restricted stock granted by way of the RSAs, the Company retains the ability to repurchase the restricted stock from the Recipient at par value ($0.001) per share, and, under certain conditions, including for instance, the termination of continued employment of the holder by the Company, cancel the restricted stock. As of the date of this Report, none of the restricted stock granted in the RSAs has vested.

For accounting presentation purposes herein, all 54,900,000 issued but unvested shares will not be considered as outstanding securities.  However, pursuant to Delaware state law, which governs the issuance and repurchase of our capital stock, all such shares are duly and validly issued, outstanding and eligible to vote.

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

Name	Number of Unvested Shares	Market Value of Unvested Shares ($)’1
Graham Norton-Standen	4,000,000	2,040,000
Daniel J, Elliott	4,000,000	2,040,000
Steve Aust	4,000,000	2,040,000
Dennis Hogan	2,000,000	1,020,000
David Edgar	2,000,000	1,020,000

Equity Benefit Plan

2013 Stock Compensation Program

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

Limitation of Liability and Indemnification of Officers and Directors

Our certificate of incorporation and bylaws limit the liability of our directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Section 145 of the Delaware General Corporation Law permits indemnification of officers, directors and other agents under certain circumstances and subject to certain limitations. Delaware law also permits a corporation to not hold its directors personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for:

●	breach of their duty of loyalty to us or our stockholders;
●	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; and
●	any transaction from which the director derived an improper personal benefit.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signatories represent the Chief Executive Officer of the Registrant, the Chief Financial and Principal Accounting Officer of the Registrant, and a majority of the Board of Directors of the Registrant.

/s/ Graham Norton-Standen	July 24, 2013
Graham Norton-Standen, Chief Executive Officer and Director	Date

/s/ Dennis Hogan	July 24,2013
Dennis Hogan, Chief Financial Officer, Principal Accounting Officer and Director	Date

/s/ Don Driftmier	July 24, 2013
Don Driftmier, Director	Date

/s/ Steve Aust	July 24, 2013
Steve Aust, President and Director	Date