Form 10-Q/A
period 2012-12-31
VRDT Corp
filed 2013-08-06
CIK 1399480

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ending December 31, 2012, originally filed on February 14, 2013 (the “Original Filing”) by VRDT Corporation, a Delaware corporation (“VRDT,” the “Company,” “we,” or “us”). We are filing this Amendment to change the presentation of the Restricted Stock Agreements (RSAs) and to restate certain financial information.

 TABLE OF CONTENTS

VRDT CORPORATION
(FORMERLY A DEVELOPMENT STAGE COMPANY)

Part I – Financial Information

Item 1	Financial Statements

Consolidated Balance Sheet as of December 31, 2012 and March 31, 2012

Consolidated Statements of Operations for the Three Months and Nine Months Ended December 31, 2012, and 2011

Statement of Stockholder’s Equity for the Period from Inception through December 31, 2012

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2012, and 2011

Notes to the Financial Statements

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

Part II – Other Information

Item 1	Legal Proceedings

Item 1A. Risk Factors

Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Mine Safety Disclosure

Item 5	Other Information

Item 6	Exhibit

PART I

ITEM 1.  FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence below, together with related notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

VRDT Corporation

Formerly a Development Stage Company

Balance Sheet

	December 31, 2012	March 31, 2012
	Restated	Restated
ASSETS	Unaudited

CURRENT ASSETS:

Cash	$15,588	$36,447
Accounts Receivable	16,645	0
Inventory	25,244	0
Prepaid expenses	3,570,282	38,921
Note Receivable	0	215,383
Total Current Assets	3,627,759	290,751

PROPERTY AND EQUIPMENT, NET	15,481	48,144

OTHER ASSETS

Deposits	4,082	6,270
Long-Term Warrant Expense	2,051,901	0
Intangibles	221,036	0
Total Other Assets	2,277,019	6,270

TOTAL ASSETS	$5,920,259	$345,165

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,875,190	$3,092,645
Accounts payable and accrued expenses - Related party	0	20,679
Deposits from stockholders	10,000	0
Notes Payable	95,000	95,000
Notes Payable - Related parties	664,991	942,759
Total Current Liabilities	3,645,181	4,151,083

LONG TERM LIABILITIES:

Notes Payable - Related parties	413,972	0
Total Current Liabilities	413,972	0

STOCKHOLERS' EQUITY / (DEFICIT)

Preferred stock, $.001 par value; 10,000,005 authorized, 0 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	0	0
Common Stock, .001 par value: 989,999,995 shares authorized: 72,061,141 and 66,546,840 shares issued and outstanding as of December 31, 2012, and March 31, 2012, respectively	72,061	66,547
Common Stock issued under Restricted Stock Agreements, 54,900,000 shares issued and pending as of December 31, 2012 and March 31, 2012 respectively	0	0
Additional paid-in capital	21,880,933	14,146,673
Accumulated Deficit	(20,091,888)	(18,019,138)
Total Stockholders' Equity / (Deficit)	1,861,106	(3,805,918)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$5,920,259	$345,165

See the accompanying notes to the financial statements

VRDT Corporation

Formerly a Development Stage Company

Statement of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
	Restated Unaudited	Restated Unaudited	Restated Unaudited	Restated Unaudited

Sales	$53,382	$0	$72,902	$0
Cost of sales	(21,348)	0	(25,273)	0

Gross profit	32,034	0	47,629	0

Operating Expenses

Depreciation and amortization	22,703	1,153	33,429	1,991
General and administrative expenses	411,443	1,344,089	381,133	3,613,601
Impairment of goodwill	0	0	0	3,833,722

Total operating expenses	434,146	1,345,242	414,562	7,449,314

Income / (Loss) from Operations	(402,112)	(1,345,242)	(366,933)	(7,449,314)

Other Income / (Expense)

Interest Income	0	0	(383)	0
Interest (expense)	(958,173)	(3,605)	(1,597,669)	(12,154)
Interest (expense) - Related parties	(59,347)	(4,318)	(107,764)	(11,063)
Unrealized Exchange (Gain) / Loss	0	(50)	0	(50)

Total Other Income / (Expense)	(1,017,520)	(7,973)	(1,705,816)	(23,267)

Income / (Loss) before Income Taxes	(1,419,632)	(1,353,215)	(2,072,749)	(7,472,581)

Provisions for Income Taxes	0	0	0	0

Net Income / (Loss)	$(1,419,632)	$(1,353,215)	$(2,072,749)	$(7,472,581)

Net Income / (Loss) Per Share:
Basic	$(0.02)	$(0.03)	$(0.03)	$(0.15)

Weighted Average Shares Outstanding
Basic	71,872,304	52,023,923	71,764,392	49,109,709

See the accompanying notes to the financial statements

VRDT Corporation

Formerly a Development Stage Company

Statement of Stockholder's Equity

For the Period August 19, 1999 (Inception) to December 31, 2012

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

See the accompanying notes to the financial statements

VRDT Corporation

Formerly a Development Stage Company

Statement of Stockholder's Equity - Continued

For the Period April 1, 2011 to December 31, 2012

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
	Restated	Restated	Restated	Restated	Restated

Balance at March 31, 2009	3,400,726	$3,401	$8,273,839	$(8,519,438)	$(242,198)

Conversion of Martin debt	300,000	300	60,700		61,000
Net loss				(73,636)	(73,636)

Balance at March 31, 2010	3,700,726	3,701	8,334,539	(8,593,074)	(254,834)

Stock-based compensation - Non-Employee			79,500		79,500
Net loss				(115,118)	(115,118)

Balance at March 31, 2011	3,700,726	3,701	8,414,039	(8,708,192)	(290,452)

Issuance of common stock - Change in Control	30,000,000	30,000	2,970,000		3,000,000
Treasury Stock - Redemtion and cancellation	(1,700,000)	(1,700)	(848,300)		(850,000)
Issuance of common stock	16,021,000	16,021	2,272,780	0	2,288,800
Shares issued for services	13,265,500	13,266	1,293,155	0	1,306,420
Restricted Stock - Employees & Directors	54,400,000	0	0	0	0
Exercised warrants	259,614	260	0	0	260
Conversion of debt to equity	5,000,000	5,000	45,000	0	50,000
Net (Loss) / Income	0	0	0	(9,310,946)	(9,310,946)

Balance at March 31, 2012	120,946,840	66,547	14,146,673	(18,019,138)	(3,805,918)

Issuance of common stock	1,802,301	1,802	254,935	0	256,737
Shares issued for services	2,412,000	2,412	242,537	0	244,949
Restricted Stock - Employees & Directors	500,000	0	0	0	0
Exercised warrants	300,000	300	2,700	0	3,000
Investment in Subsidiary	1,000,000	1,000	199,000	0	200,000
Issuance of GEM warrants	0	0	7,035,088	0	7,035,088
Net (Loss) / Income	0	0	0	(2,072,750)	(2,072,750)

Balance at December 31, 2012	126,961,141	$72,061	$21,880,933	$(20,091,888)	$1,861,106

See the accompanying notes to the financial statements

VRDT Corporation

Formerly a Development Stage Company

Statement of Cash Flows

	Nine Months Ended December 31,
	2012	2011
	Restated Unaudited	Unaudited
CASH FLOWS FROM OPERATIONS:

Net Income / (Loss)	(2,072,750)	(7,472,581)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:

Depreciation & Amortization	33,429	1,991
Impairment of Goodwill		3,833,722
Impairment of Long-Lived Assets
Impairment of Loan Receivable
Interest expense - amortization of warrants	1,465,643
Accrued Interest on payable converted to debt
Interest expense - warrant structure fee	116,750
Common stock issued for services	244,949	842,800
Loss on conversion of stockholder debt to Common Stock
Expense paid by stockholder and affiliate
Payables and servcies converted to Common Stock
Assumption of liabilities over value of assets	(38,747)	(833,722)
Changes in Assets & Liabilities:
Decrease / (Increase) in accounts receivable	(16,645)
Decrease / (Increase) in inventory	(25,244)
Decrease / (Increase) in prepaid expenses	(13,817)	(60,006)
Decrease / (Increase) in note receivable	215,384
(Decrease) / Increase in accounts payable and accrued expenses	(363,400)	1,607,724
(Decrease) / Increase in shareholder deposits	10,000	1,000
(Decrease) / Increase in interest payable to stockholder	136,204	11,063
(Decrease) / Increase in notes payable related party - current

Net cash provided by operating activities	(308,243)	(2,068,010)

CASH FLOWS FROM INVESTING:

Purchase of property plant and equipment	25,959	(22,565)
Deposits	2,188
Intangibles	(500)

Net cash used in investing activities	27,647	(22,565)

CASH FLOWS FROM FINANCING:

Net proceeds from notes payable - other		95,000
Payments on notes payable - other		(50,000)
Exercise of warrants	3,000
Proceeds from inssuance of common stock	256,737	2,107,647

Net cash from financing activities	259,737	2,152,647

Net Increase / (Decrease) in cash	(20,859)	62,072

CASH AT BEGINNING OF PERIOD	36,447	101

CASH AT END OF PERIOD	15,588	62,173

See the accompanying notes to the financial statements

Verdant Automotive Corporation

Formerly a Development Stage Company

Statement of Cash Flows - Continued

	Nine Months Ended December 31,
	2012	2011
	Unaudited	Unaudited
SUPPLEMENTAL CASH FLOW INFORMATION:

Common stock issued for services	244,949	842,800
Common stock issued for investment in subsidiary	200,000
Warrants issued to acquire line of credit	6,788,952
Decrease in accrued salaries	2,433,496

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

NOTE 5.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company sustained losses of ($2,072,749) for the nine months ended December 31, 2012, and sustained losses of $9,310,946 for the year ended March 31, 2012. The Company had an accumulated deficit of $20,091,888 at December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to continue to obtain investment capital and loans from an affiliate and shareholder in order to fund the current and planned operating levels.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital to sustain its current level of operations.   No assurance can be given that the Company will be successful in these efforts.

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

NOTES TO FINANCIAL STATEMENTS

NOTE 7.     INTANGIBLES

The Company acquired 24Tech on September 1, 2012, for 1,000,000 shares of VRDT stock valued at $200,000. In addition, 24Tech had negative retained earnings of $48,103, raising the total consideration to $248,103. This consideration was classified as Intangibles associated with 24Tech’s client list. This Intangible will be amortized over 36 months commencing September 1, 2012.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTE 12.     PREPAID EXPENSES

During the three months ended September 30, 2012, the Company issued 12,000,000 warrants to GEM in consideration for a line of credit of up to $30 million. These warrants were valued at $6,788,952, using Black-Scholes option pricing model. These warrants will be expensed over the two year life of the agreement. The portion of the warrants to be expensed in the twelve month period, $1,357,790, was recorded as a prepaid expense. That portion of the warrant expense to be realized over periods after the next twelve months, $5,204,863, as of September 30, 2012, was recorded as Long Term Warrant Expense.

The balances of Prepaid Expenses for December 31, 2012 and March 31, 2012 has been summarized below:

	Balance As Of
	December 31, 2012	March 31, 2012
	Restated Unaudited	Restated

Insurance	38,788	32,071
Current Portion Warrant Expense	3,517,544	0
Other Prepaid Items	13,950	6,850

Total Prepaid Expense	3,570,282	38,921

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

NOTES TO FINANCIAL STATEMENTS

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

In connection with the Agreement, the Company issued a total of 51,600,000 restricted shares of its Common Stock to the designees of the Sellers and agreed to issue warrants giving the holders the right to acquire, in aggregate, 7.5 million shares of the Company’s Common Stock at an exercise price of $1.20 per share or participate in contingent value that may be achieved with respect upon disposition of certain of Arch Hill’s present holdings. The offer and sale of restricted Common Stock and the warrants described herein were made in reliance on exemptions from registration provided for in Section 4(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder and Regulation S promulgated under the Securities Act.

NOTE 15.     STOCKHOLDERS’ EQUITY

Common Stock

The Company has authorized 989,999,995 shares of common stock, of which 178,611,141 shares of Class A Common Stock have been issued and are outstanding as of February 11, 2013. As of February 11, 2013, the Company has no other classes of common stock authorized, issued or outstanding.

The Company’s Certificate of Incorporation authorizes us to issue 989,999,995 shares of common stock, par value $.001 per share.  As of December 31, 2012, there were 126,961,141 shares of Class A Common Stock issued and outstanding.   As of March 31, 2012, the Company had no other classes of capital stock authorized, issued or outstanding.  The 126,961,141 shares of Class A Common Stock that were issued and outstanding as of December 31, 2012 include 54,900,000 shares of Class A Common Stock that were issued in 2011 and 2012 to key employees and executives and yet at December 31, 2012 remained subject to a repurchase or cancellation right in favor of the Company if certain conditions were not met, including for instance, continued employment of the holder by the Company.  The Company had not at December 31, 2012 exercised its repurchase/cancellation right as to any of such unvested shares, but the Company’s repurchase/cancellation right was exercisable as to all 54,900,000 unvested shares at such date.  For accounting presentation purposes herein, all 54,900,000 issued but unvested shares will not be considered as outstanding securities.  However, pursuant to Delaware state law, which governs the issuance and repurchase of our capital stock, all such shares are duly and validly issued, outstanding and eligible to vote.

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

On August 2, 2012, the Company granted 12,000,000 warrants to GEM in consideration for a credit line of up to $30 million. The warrants were valued at $0.566 per warrant or $6,788,952 using a Black-Scholes option-pricing model with the following assumptions:

Stock Price	$0.60
Expected Term (Years)	3
Expected Volatility	270%
Dividend Yield	0
Risk Free Interest Rate	0.31%
Strike Price	$0.85

The expected term equals three years of the five year contractual term for this non-employee grant. The volatility is based on comparable volatility of other companies since the Company was not yet trading and had no historical volatility.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms	Aggregate Intrinsic Value

Granted	12,000,000
Exercised
Exchanged for Shares	0
Expired	0

Outstanding at December 31, 2012	12,000,000	$0.85	4.83

Exercisable at December 31, 2012	12,000,000	$0.85	4.83
Weighted Average Grant Date Fair Value		$0.586

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

NOTES TO FINANCIAL STATEMENTS

NOTE 16.     EARNINGS PER SHARE

The Company’s Certificate of Incorporation authorizes us to issue 989,999,995 shares of common stock, par value $.001 per share.  As of December 31, 2012, there were 126,961,141 shares of Class A Common Stock issued and outstanding.   As of December 31, 2012, the Company had no other classes of capital stock authorized, issued or outstanding.  The 126,961,141 shares of Class A Common Stock that were issued and outstanding as of December 31, 2012 include 54,900,000 shares of Class A Common Stock that were issued in 2011 and 2012 to key employees and executives and yet at December 31, 2012 remained subject to a repurchase or cancellation right in favor of the Company if certain conditions were not met, including for instance, the termination of continued employment of the holder by the Company.  The Company had not at December 31, 2012 exercised its repurchase/cancellation right as to any of such unvested shares, but the Company’s repurchase/cancellation right was exercisable as to all 54,900,000 unvested shares at such date.  For accounting presentation purposes herein, all 54,900,000 issued but unvested shares will not be considered as outstanding securities for earnings per share calculation.  However, pursuant to Delaware state law, which governs the issuance and repurchase of our capital stock, all such shares are duly and validly issued, outstanding and eligible to vote.

Due to the net loss realized by the Company, warrants were not considered for earnings per share calculation.

NOTE 17.     AMENDED FINANCIAL STATEMENTS

The financial statements for the fiscal year ended March 31, 2012, have been amended and restated. The financial statements for the nine months ended December 31, 2012, have incorporated the results of these changes. While multiple quarters are affected by these changes, the Commission is only requiring the amendment and restatement of the 10-K for the period ended March 31, 2012, this quarter’s 10-Q.

The financial statements for the three months ended September 30, 2012, have been amended and restated. The financial statements for the nine months ended December 31, 2012, have incorporated the results of these changes.

The financial statements have been restated to reflect the following changes:

●	Reclassification of Restricted Stock Agreements (RSAs)
●	Change in Amortization Period for GEM warrants and accrual of Warrant Structure Fee
●	Adjustments in beginning balances for 24Tech

Reclassification of Restricted Stock Agreements (RSAs):

In August, 2011 and March 2012, the Company and several of its employees and consultants (the “Recipients”) entered into the RSAs on an individual basis. A total of 54,900,000 shares of Class A Common Stock were so issued. Pursuant to the terms of the RSAs, and each of them, the Recipients each received a block grant of restricted stock (“Restricted Securities”), which shall vest and become non-forfeitable under certain conditions. Of these shares, 54,900,000 shares were issued and outstanding as of December 31, 2012.

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

NOTES TO FINANCIAL STATEMENTS

Since the shares issued under RSAs are outstanding and eligible to vote, they were originally considered in the number of outstanding shares of the Company. Until vesting, their value was considered a Prepaid Expense to be recognized as a valid expense of the Company at vesting.Due to the Company’s right to cancel the shares under certain conditions, for financial presentation purposes, the entire 54,900,000 shares are no longer considered as outstanding securities for financial calculation purposes, though they remain duly issued, outstanding and eligible to vote.

Change in Amortization Period for GEM warrants and accrual of Warrant Structure Fee:

The estimate of stock volatility has been changed. Originally, the volatility for the year prior to the issuance of the warrants was used to calculate the stock volatility. Subsequently, the volatility for a period more in line with the life of the warrants was used. Volatility changed from 218% to 270%.

The terms of the debt agreement underlying the issuance of the warrants calls for a Warrant Structure Fee equal to two percent (2%) of the aggregate limit payable of the line of credit from the gross proceeds from the first draw down. If the agreement is terminated before a draw down occurs, then the Structuring Fee is due upon the termination of the agreement. The Company has instituted an accrual for this fee as an additional interest expense.

Adjustments in beginning balances for 24Tech:

Further review of the beginning balances for 24Tech have been conducted, resulting in some changes to these balances, with associated changes in the financial statements.

The line-by-line effect of these changes are reflected as follows:

NOTES TO FINANCIAL STATEMENTS

VRDT Corporation

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2012

	As Originally Filed	RSAs	GEM Warrants	24Tech	As Restated

ASSETS

CURRENT ASSETS:

Cash	$10,648			$4,940	$15,588
Accounts Receivable	16,294			351	16,645
Inventory	25,244				25,244
Prepaid expenses	6,775,529	(5,365,000)	2,159,753		3,570,282

Total Current Assets	6,827,715	(5,365,000)	2,159,753	5,291	3,627,759

PROPERTY AND EQUIPMENT, NET	16,323			(841)	15,482

OTHER ASSETS

Deposits	4,082				4,082
Long-Term Warrant Expense	4,865,416		(2,813,515)		2,051,901
Intangibles	206,405			14,631	221,036
Total Other Assets	5,075,903	0	(2,813,515)	14,631	2,277,019

TOTAL ASSETS	$11,919,941	$(5,365,000)	$(653,762)	$19,081	$5,920,260

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$2,738,318		$116,750	$20,122	$2,875,190
Deposits from stockholders	10,000				10,000
Notes Payable	95,000				95,000
Notes Payable - Related parties	664,991				664,991

Total Current Liabilities	3,508,309	0	116,750	20,122	3,645,181

LONG TERM LIABILITIES:

Notes Payable - Related parties	413,972				413,972

Total Current Liabilities	413,972	0	0	0	413,972

STOCKHOLERS' EQUITY / (DEFICIT)

Preferred stock
Common Stock	126,961	(54,900)			72,061
Additional paid-in capital	27,144,897	(5,510,100)	246,136		21,880,933
Deficit accumulated during the development stage	(19,274,198)	200,000	(1,016,648)	(1,042)	(20,091,888)

Total Stockholders' Equity / (Deficit)	7,997,660	(5,365,000)	(770,512)	(1,042)	1,861,106

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$11,919,941	$(5,365,000)	$(653,762)	$19,081	$5,920,259

NOTES TO FINANCIAL STATEMENTS

VRDT Corporation

(A Development Stage Company)

Consolidated Balance Sheet

For Fiscal Year Ended 3/31/2012

	As
	Originally		GEM		As
	Filed	RSAs	Warrants	24Tech	Restated
ASSETS

CURRENT ASSETS:

Cash	$36,447	$-	$-	$-	$36,447
Prepaid expenses	5,403,921	(5,365,000)	-	-	38,921

Total Current Assets	5,440,368	(5,365,000)	-	-	75,368

PROPERTY AND EQUIPMENT, NET	48,144				48,144

OTHER ASSETS

Deposits	6,270	-	-	-	6,270
Note Receivable	215,383	-	-	-	215,383

Total Other Assets	221,653	-	-	-	221,653

TOTAL ASSETS	$5,710,165	$(5,365,000)	$-	$-	$345,165

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,142,645	$(50,000)	$-	$-	$3,092,645
Accounts payable and accrued expenses - Related party	20,679	-	-	-	20,679
Notes Payable	95,000	-	-	-	95,000
Notes Payable - Related parties	942,759	-	-	-	942,759

Total Current Liabilities	4,201,083	(50,000)	-	-	4,151,083

STOCKHOLERS' EQUITY / (DEFICIT)

Preferred stock	-	-	-	-	-
Common Stock	120,947	(54,400)	-	-	66,547
Common Stock issued under Restricted Stock Agreements	-	-	-	-	-
Additional paid-in capital	19,607,273	(5,460,600)	-	-	14,146,673
Deficit accumulated during the development stage	(18,219,138)	200,000	-	-	(18,019,138)

Total Stockholders' Equity / (Deficit)	1,509,082	(5,315,000)	-	-	(3,805,918)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$5,710,165	$(5,365,000)	$-	$-	$345,165

NOTES TO FINANCIAL STATEMENTS

VRDT Corporation

(Previously a Development Stage Company)

Consolidated Statement of Operations

Three-Months Ended 12/31/2012

	As Originally Filed	RSAs	GEM Warrants	24Tech	As Restated

Sales	$53,382	$-	$-	$-	$53,382
Cost of sales	(20,528)	-	-	(820)	(21,348)

Gross profit	32,854	-	-	(820)	32,034

Operating Expenses

Depreciation and amortization	21,331	-	-	1,372	22,703
General and administrative expenses	412,811	-	-	(1,368)	411,443

Total operating expenses	434,142	-	-	4	434,146

Income / (Loss) from Operations	(401,288)	-	-	(824)	(402,112)

Other Income / (Expense)

Interest (expense)	(343,235)	-	(614,938)	-	(958,173)
Interest (expense) - Related parties	(59,347)	-	-	-	(59,347)

Total Other Income / (Expense)	(402,582)	-	(614,938)	-	(1,017,520)

Income / (Loss) before Income Taxes	(803,870)	-	(614,938)	(824)	(1,419,632)

Provisions for Income Taxes	-	-	-	-	-

Net Income / (Loss)	$(803,870)	$-	$(614,938)	$(824)	$(1,419,632)

Net Income / (Loss) Per Share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Shares Outstanding
Basic	126,846,000	(55,081,608)	-	-	71,764,392

NOTES TO FINANCIAL STATEMENTS

VRDT Corporation

(Previously a Development Stage Company)

Consolidated Statement of Operations

Nine-Months Ended 12/31/2012

	As Originally Filed	RSAs	GEM Warrants	24Tech	As Restated

Sales	$72,902	$-	$-	$-	$72,902
Cost of sales	(24,454)	-	-	(819)	(25,273)

Gross profit	48,448	-	-	(819)	47,629

Operating Expenses

Depreciation and amortization	31,600	-	-	1,829	33,429
General and administrative expenses	382,739	-	-	(1,606)	381,133

Total operating expenses	414,339	-	-	223	414,562

Income / (Loss) from Operations	(365,891)	-	-	(1,042)	(366,933)

Other Income / (Expense)

Interest Income	(383)	-	-	-	(383)
Interest (expense)	(581,022)	-	(1,016,647)	-	(1,597,669)
Interest (expense) - Related parties	(107,764)	-	-	-	(107,764)

Total Other Income / (Expense)	(689,169)	-	(1,016,647)	-	(1,705,816)

Income / (Loss) before Income Taxes	(1,055,060)	-	(1,016,647)	(1,042)	(2,072,749)

Provisions for Income Taxes	-	-	-	-	-

Net Income / (Loss)	$(1,055,060)	$-	$(1,016,647)	$(1,042)	$(2,072,749)

Net Income / (Loss) Per Share:
Basic	$(0.01)	$-	$(0.01)	$-	$(0.03)

Weighted Average Shares Outstanding
Basic	125,889,657	(54,125,265)	-	-	71,764,392

NOTES TO FINANCIAL STATEMENTS

VRDT Corporation

(Previously a Development Stage Company)

Consolidated Statement of Operations

Three-Months Ended 12/31/2011

	As
	Originally		GEM		As
	Filed	RSAs	Warrants	24Tech	Restated

Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating Expenses

Depreciation and amortization	1,153	-	-	-	1,153
General and administrative expenses	1,344,089	-	-	-	1,344,089

Total operating expenses	1,345,242	-	-	-	1,345,242

Income / (Loss) from Operations	(1,345,242)	-	-	-	(1,345,242)

Other Income / (Expense)

Interest (expense)	(3,605)	-	-	-	(3,605)
Interest (expense) - Related parties	(4,318)	-	-	-	(4,318)
Unrealized Exchange (Gain) / Loss	(50)	-	-	-	(50)

Total Other Income / (Expense)	(7,973)	-	-	-	(7,973)

Income / (Loss) before Income Taxes	(1,353,215)	-	-	-	(1,353,215)

Provisions for Income Taxes	-	-	-	-	-

Net Income / (Loss)	$(1,353,215)	$-	$-	$-	$(1,353,215)

Net Income / (Loss) Per Share:
Basic	$(0.01)	$(0.02)	$-	$-	$(0.03)

Weighted Average Shares Outstanding
Basic	101,232,069	(52,122,360)	-	-	49,109,709

NOTES TO FINANCIAL STATEMENTS

VRDT Corporation

(Previously a Development Stage Company)

Consolidated Statement of Operations

Nine-Months Ended 12/31/2011

	As
	Originally		GEM		As
	Filed	RSAs	Warrants	24Tech	Restated

Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating Expenses

Depreciation and amortization	1,991	-	-	-	1,991
General and administrative expenses	3,613,601	-	-	-	3,613,601
Impairment of goodwill	3,833,722	-	-	-	3,833,722
Total operating expenses	7,449,314	-	-	-	7,449,314

Income / (Loss) from Operations	(7,449,314)	-	-	-	(7,449,314)

Other Income / (Expense)

Interest Income	-	-	-	-	-
Interest (expense)	(12,154)	-	-	-	(12,154)
Interest (expense) - Related parties	(11,063)	-	-	-	(11,063)
Unrealized Exchange (Gain) / Loss	(50)	-	-	-	(50)

Total Other Income / (Expense)	(23,267)	-	-	-	(23,267)

Income / (Loss) before Income Taxes	(7,472,581)	-	-	-	(7,472,581)

Provisions for Income Taxes	-	-	-	-	-

Net Income / (Loss)	$(1,353,215)	$-	$-	$-	$(7,472,581)

Net Income / (Loss) Per Share:
Basic	$(0.11)	$(0.04)	$-	$-	$(0.15)

Weighted Average Shares Outstanding
Basic	69,862,888	(20,753,179)	-	-	49,109,709

NOTES TO FINANCIAL STATEMENTS

VRDT Corporation

(Previously a Development Stage Company)

Consolidated Statement of Cash Flows

Nine-Months Ended 12/31/2012

	As Originally Filed	RSAs	GEM Warrants	24Tech	As Restated

CASH FLOWS FROM OPERATIONS:

Net Income / (Loss)	$(1,055,060)	$-	$(1,016,647)	$(1,042)	$(2,072,750)

Adjustments to reconcile net income / (loss) to net cash used in operating activities:

Depreciation and amortization	31,600	-	-	1,829	33,429
Interest expense - amortization of warrants	565,746	-	899,897	-	1,465,643
Interest expense - warrant structure fee	-	-	116,750	-	116,750
Common stock issued for services	294,949	(50,000)	-	-	244,949
Assumption of liabilities over value of assets	(38,747)	-	-	-	(38,747)
Decrease / (Increase) in accounts receivable	(16,294)	-		(351)	(16,645)
Decrease / (Increase) in inventory	(25,244)	-		-	(25,244)
Decrease / (Increase) in prepaid expenses	(6,717)	-	-	(7,100)	(13,817)
Decrease / (Increase) in note receivable	215,384	-	-	-	215,384
(Decrease) / Increase in accounts payable and accrued expenses	(425,008)	50,000	-	11,608	(363,400)
(Decrease) / Increase in shareholder deposits	10,000	-	-	-	10,000
(Decrease) / Increase in interest payable to stockholder	136,204	-	-	-	136,204

Net cash provided by operating activities	(313,186)	-	-	4,944	(308,243)

CASH FLOWS FROM INVESTING:

Purchase of property plant and equipment	25,959	-	-	-	25,959
Deposits	2,188	-	-	-	2,188
Intangibles	(500)	-	-	-	(500)

Net cash used in investing activities	27,647	-	-	-	27,647

CASH FLOWS FROM FINANCING:

Exercise of warrants	3,000	-	-	-	3,000
Proceeds from inssuance of common stock	256,737	-	-	-	256,737

Net cash from financing activities	259,737	-	-	-	259,737

Net Increase / (Decrease) in cash	(25,802)	-	-	4,944	(20,859)

CASH AT BEGINNING OF PERIOD	36,447	-	-	-	36,447

CASH AT END OF PERIOD	$10,645	$-	$-	$4,944	$15,588

NOTES TO FINANCIAL STATEMENTS

VRDT Corporation

Statement of Stockholder's Equity

(Previously a Development Stage Company)

December 31, 2012

	As Originally Filed	RSAs	GEM Warrants	24Tech	As Restated

Common Stock: Shares

Balance at March 31, 2011	3,700,726	-	-	-	3,700,726

Issuance of common stock - Change in Control	30,000,000	-	-	-	30,000,000
Treasury Stock - Redemtion and cancellation	(1,700,000)	-	-	-	(1,700,000)
Issuance of common stock - Purchased for Cash	16,021,000	-	-	-	16,021,000
Shares issued for services	14,015,500	(750,000)	-	-	13,265,500
Restricted Stock - Employees & Directors	53,650,000	750,000	-	-	54,400,000
Exercised warrants	259,614	-	-	-	54,659,614
Conversion of debt to equity	5,000,000	-	-	-	5,000,000

Balance at March 31, 2012	120,946,840	-	-	-	120,946,840

Issuance of common stock
Issuance of common stock - Purchased for Cash	1,802,301	-	-	-	1,802,301
Shares issued for services	2,912,000	(500,000)	-	-	2,412,000
Restricted Stock - Employees & Directors	-	500,000	-	-	500,000
Exercised warrants	300,000	-	-	-	300,000
Issuance of GEM warrants	-	-	-	-	-
Investment in subsidiary	1,000,000	-	-	-	1,000,000

Balance at December 31, 2012	126,961,141	-	-	-	126,961,141

Common Stock: Amount

Balance at March 31, 2011	$3,701	$-			$3,701

Issuance of common stock - Change in Control	30,000	-			30,000
Treasury Stock - Redemtion and cancellation	(1,700)	-			(1,700)
Issuance of common stock - Purchased for Cash	16,021	-	-	-	16,021
Shares issued for services	14,016	(750)	-	-	13,266
Restricted Stock - Employees & Directors	53,650	(53,650)	-	-	-
Exercised warrants	260	-	-	-	260
Conversion of debt to equity	5,000	-	-	-	5,000

Balance at March 31, 2012	120,947	(54,400)	-	-	66,547

Issuance of common stock - Purchased for Cash	1,802	-	-	-	1,802
Shares issued for services	2,912	(500)	-	-	2,412
Restricted Stock - Employees & Directors	-	-	-	-	-
Exercised warrants	300	-	-	-	300
Issuance of GEM warrants	-	-	-	-	-
Investment in subsidiary	1,000	-	-	-	1,000

Balance at December 31, 2012	127,088,102	(54,900)	-	-	127,033,202

VRDT Corporation

Statement of Stockholder's Equity - Continued

(Previously a Development Stage Company)

December 31, 2012

	As Originally Filed	RSAs	GEM Warrants	24Tech	As Restated

Additional Paid-In Capital

Balance at March 31, 2011	8,414,039	-	-	-	8,414,039

Issuance of common stock - Change in Control	2,970,000	-	-	-	2,970,000
Treasury Stock - Redemtion and cancellation	(848,300)	-	-	-	(848,300)
Issuance of common stock - Purchased for Cash	2,272,780	-	-	-	2,272,780
Shares issued for services	1,442,405	(149,250)	-	-	1,293,155
Restricted Stock - Employees & Directors	5,311,350	(5,311,350)	-	-	-
Exercised warrants	-	-	-	-	-
Conversion of debt to equity	45,000	-	-	-	45,000

Balance at March 31, 2012	19,607,273	(5,460,600)	-	-	14,146,673

Issuance of common stock - Purchased for Cash	254,935	-	-	-	254,935
Shares issued for services	292,037	(49,500)	-	-	242,537
Restricted Stock - Employees & Directors	-	-	-	-	-
Exercised warrants	2,700	-	-	-	2,700
Issuance of GEM warrants	6,788,952	-	246,136	-	7,035,088
Investment in subsidiary	199,000	-	-	-	199,000
Conversion of debt to equity	-	-	-	-	-

Balance at December 31, 2012	$27,144,897	$(5,510,100)	$246,136	$-	$21,880,933

Total Stockholders' Equity

Balance at March 31, 2011	(290,452)	-	-	-	(290,452)

Issuance of common stock - Change in Control	3,000,000	-	-	-	3,000,000
Treasury Stock - Redemtion and cancellation	(850,000)	-	-	-	(850,000)
Issuance of common stock - Purchased for Cash	2,288,800	-			2,288,800
Shares issued for services	1,456,420	(150,000)	-	-	1,306,420
Restricted Stock - Employees & Directors	5,365,000	(5,365,000)	-	-	-
Exercised warrants	260	-	-	-	260
Conversion of debt to equity	50,000	-	-	-	50,000
Net (Loss) / Income	(9,510,946)	200,000	-	-	(9,310,946)

Balance at March 31, 2012	1,509,082	(5,315,000)	-	-	(3,805,918)

Issuance of common stock - Purchased for Cash	256,737	-	-	-	256,737
Shares issued for services	294,949	(50,000)	-	-	244,949
Restricted Stock - Employees & Directors	-	-	-	-	-
Exercised warrants	3,000	-	-	-	3,000
Issuance of GEM warrants	6,788,952	-	246,136	-	7,035,088
Investment in subsidiary	200,000	-	-	-	200,000
Net (Loss) / Income	(1,055,061)	-	(1,016,647)	(1,042)	(2,072,750)

Balance at December 31, 2012	$7,997,659	$5,365,000	$(770,511)	$(1,042)	$1,861,106

NOTES TO FINANCIAL STATEMENTS

NOTE 18.     PRO-FORMA FINANCIAL STATEMENTS

The following table displays the three and nine month Pro-Forma Statements of Operations for 2012 and 2011 assuming that the acquisition of 24Tech took place April 1, 2011.

VRDT Corporation

Pro-Forma Statement of Operations

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Sales	$53,382	$33,400	$210,092	$203,987
Cost of sales	(21,348)	(10,927)	(69,249)	(85,998)

Gross profit	32,034	22,473	140,843	117,989

Operating Expenses

Depreciation and amortization	22,703	23,639	71,444	69,450
General and administrative expenses	411,443	1,370,901	489,866	3,742,976
Impairment of goodwill	0	0	0	3,833,722

Total operating expenses	434,146	1,394,540	561,309	7,646,148

Income / (Loss) from Operations	(402,112)	(1,372,067)	(420,466)	(7,528,159)

Other Income / (Expense)

Other income	0	0	10,606	95
Interest Income	0	0	(383)	0
Interest (expense)	(958,173)	(3,617)	(1,599,256)	(12,238)
Interest (expense) - Related parties	(59,347)	0	0	0
Unrealized Exchange (Gain) / Loss	0	(50)	0	(50)

Total Other Income / (Expense)	(1,017,520)	(3,668)	(1,589,033)	(12,193)

Income / (Loss) before Income Taxes	(1,419,632)	(1,375,735)	(2,009,499)	(7,540,352)

Provisions for Income Taxes	0	0	0	0

Net Income / (Loss)	$(1,419,632)	$(1,375,735)	$(2,009,499)	$(7,540,352)

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

Cost of goods increased to $21,348 for the three months ended December 31, 2012, from $0 for the three months ended December 31, 2011. The cost of goods sold for the three months ended December 31, 2012, were associated with computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Gross profit increased to $32,034 for the three months ended December 31, 2012, from $0 for the three months ended December 31, 2011. Gross margin increased to 60% for the three months ended December 31, 2012, from 0% for the three months ended December 31, 2011.

Total operating expenses decreased to $434,146 for the three months ended December 31, 2012, from $1,345,242 for the three months ended December 31, 2011. This decrease was primarily attributable to a salary action taken by the Board of Directors during the three months ended September 30, 2012 reducing employee salaries.

Non-operating expenses increased to $1,017,520 for the three months ended December 31, 2012, from $7,973 for the three months ended December 31, 2011. This increase was associated with the interest on debt to related parties, amortization of the GEM warrant expense and accrual of the GEM warrant structure fee.

Net loss for the three months ended December 31, 2012, was $1,419,632 , from a net loss for the three months ended December 31, 2011 of $1,353,215. The increase in loss was associated with the increase in non-operating expenses associated with the GEM warrants, partially offset by the dalary action taken by the Board of Directors..

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash of $15,588 and negative working capital of $17,422 . Net loss was $1,419,632 for the three months ended December 31, 2012. The Company generated a negative cash flow from operations of $50,705 for three months ended December 31, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s general operating expense. During the quarter ended December 31, 2012, the Company raised $57,630 from a private placement it made by selling shares of its common stock.

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

Cost of goods increased to $25,273 for the nine months ended December 31, 2012, from $0 for the nine months ended December 31, 2011. The cost of goods sold for the nine months ended December 31, 2012, were associated with computer services and parts by the Company’s newly acquired subsidiary 24Tech and from sales of battery systems.

Gross profit increased to $47,629 for the nine months ended December 31, 2012, from $0 for the nine months ended December 31, 2011. Gross margin increased to 65% for the nine months ended December 31, 2012, from 0% for the nine months ended December 31.

Total operating expenses decreased to $(366,933) for the nine months ended December 31, 2012, from $7,449,314 for the nine months ended December 31, 2011. This decrease was primarily attributable to the $3,833,722 write-off of Goodwill for the nine months ended December 31, 2011 and the salary action taken in the nine months ended December 31, 2012.

Non-operating expenses increased to $(1,705,816) for the nine months ended December 31, 2012, from $23,267 for the nine months ended December 31, 2011. This increase was associated with the interest on debt to related parties, amortization of the GEM warrant expense and the accrual for the GEM warrant structure fee.

Net loss for the nine months ended December 31, 2012, was $2,072,749 , compared to a net loss of $7,472,581 for the nine months ended December 31, 2011.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash of $15,588 and negative working capital of $17,422 . Net loss was $2,072,749 for the nine months ended December 31, 2012. The Company generated a negative cash flow from operations of $308,243 for nine months ended December 31, 2012. The negative cash flow from operating activities for the period is primarily attributable to the Company’s general operating expenses. During the nine months ended December 31, 2012, the Company invested $2,104 in property, plant and equipment and reclassed $24,639 in property, plant and equipment to inventory. During the nine months ended December 31, 2012, the Company raised $256,737 from a private placement it made by selling shares of its common stock.

Going Concern

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company realized revenue of $72,902 and loss of $2,072,749 for the nine months ended December 31, 2012, compared to revenue of $0 and losses of $7,472,581 for the nine months ended December 31, 2011.  The Company had an accumulated deficit of $20,091,888 at December 31, 2012.  The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

VRDT CORPORATION

Date: August 5, 2013	By:	/s/ Graham Norton-Standen
Graham Norton-Standen
Executive Chairman

Date: August 5, 2013	By:	/s/ Dennis Hogan
Dennis Hogan
Chief Financial Officer and
Principal Accounting Officer