Form 10-K/A
period 2012-03-31
VRDT Corp
filed 2013-08-12
CIK 1399480

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

EXPLANATORY NOTE

This Amendment No. 5 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ending March 31, 2012, originally filed on June 29, 2012 (the “Original Filing”) by VRDT Corporation, a Delaware corporation (“VRDT,” the “Company,” “we,” or “us”). We are filing this Amendment to change the signature page of this report.

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

32.1	Certification of Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
32.2	Certification of Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
101.INS*	XBRL Instance (Previously filed)
101.SCH*	XBRL Taxonomy Extension Schema (Previously filed)
101.CAL*	XBRL Taxonomy Extension Calculation (Previously filed)
101.DEF*	XBRL Taxonomy Extension Definition (Previously filed)
101.LAB*	XBRL Taxonomy Extension Labels (Previously filed)
101.PRE*	XBRL Taxonomy Extension Presentation (Previously filed)

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

/s/ Graham Norton-Standen	August 12, 2013
Graham Norton-Standen, Chief Executive Officer	Date

/s/ Dennis Hogan	August 12, 2013
Dennis Hogan, Chief Financial Officer, and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Graham Norton-Standen	August 12, 2013
Graham Norton-Standen, Director	Date

/s/ Dennis Hogan	August 12, 2013
Dennis Hogan, Director	Date

/s/ Don Driftmier	August 12, 2013
Don Driftmier, Director	Date

/s/ Steve Aust	August 12, 2013
Steve Aust, President and Director	Date