Form 10-K/A
period 2012-03-31
VRDT Corp
filed 2013-08-26
CIK 1399480

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

EXPLANATORY NOTE

This Amendment No. 6 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the year ending March 31, 2012, originally filed on June 29, 2012 (the “Original Filing”) by VRDT Corporation, a Delaware corporation (“VRDT,” the “Company,” “we,” or “us”). We are filing this Amendment to change the signature page of this report.

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

/s/ Graham Norton-Standen	August 27, 2013
Graham Norton-Standen, Chief Executive Officer	Date

/s/ Dennis Hogan	August 27, 2013
Dennis Hogan, Chief Financial Officer, and Principal Accounting Officer	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Graham Norton-Standen	August 27, 2013
Graham Norton-Standen	Date
Chief Exective Officer & Director

/s/ Dennis Hogan	August 27, 2013
Dennis Hogan	Date
Chief Financial Officer
Principal Accounting Officer & Director

/s/ Don Driftmier	August 27, 2013
Don Driftmier	Date
Director

/s/ Steve Aust	August 27, 2013
Steve Aust	Date
President and Director